Form 10QSB
period 2000-12-31
TEXAS E SOLUTIONS INC
filed 2001-04-04
CIK 1094767

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934

For   the  transition  period  from  ______________ to______________

Commission File No. 000-32229

                     TEXAS E-SOLUTIONS INC.

         (Name of Small Business Issuer in its Charter)

Nevada                                               76-0616474

(State or Other Jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No)

                       7720-74th Drive, NE
                   Marysville, WA  USA  98270

            (Address of Principal Executive Offices)

                         (360) 658-5566

                    Issuer's Telephone Number

                               N/A

  (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes    X   No       (2)  Yes    X    No

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
                             YEARS)

                         Not applicable

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                         March 24, 2001

                    Common - 4,500,000 shares

               DOCUMENTS INCORPORATED BY REFERENCE

A  description  of any "Documents Incorporated by  Reference"  is
contained in Item 6 of this Report.
Transitional Small Business Issuer Format      Yes: X     No



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                     TEXAS E-SOLUTIONS INC.
                  (A Development Stage Company)
                  INTERIM FINANCIAL STATEMENTS
                        DECEMBER 31, 2000
                           (Unaudited)
Texas E-Solutions Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                December 31,   June 30,
                                                       2000     2000
                                               (unaudited)

ASSET

License (Note 3)                                        -        -


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability

Accounts payable                                    1,200        1,200


Contingent Liability (Note 1)

Stockholders' Equity

Common  Stock,  25,000,000  shares  authorized      4,500        4,500
with a par value of $0.001; 4,500,000 shares issued and outstanding

Additional Paid-in Capital                             75           75

                                                    4,575        4,575

Deficit  Accumulated  During  the  Development     (5,775)      (5,775)
Stage

                                                   (1,200)      (1,200)

                                                        -            -


Texas E-Solutions Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                           Three          Six months           From August
                          months               ended           19, 1999
                           ended            December           (Date of
                        December                 31,           Inception)
                             31,                2000           to December
                       2000  1999                              31, 1999
                      (unaudited)           (unaudited)       (unaudited)








Revenue                 -      -                  -                -


Expenses

Amortization of         -      -                  -              500
license
License written-off     -      -                  -            1,500
Organizational          -      -                  -            2,575
expenses
Transfer agent          -      -                  -            1,200

                                                               5,775

Net loss                -      -                  -           (5,775)


Texas E-Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                    From August
                                      Six Months       19, 1999
                                           Ended       (Date of
                                        December     Inception)
                                             31,    to December
                                            2000            31,
                                     (unaudited)           1999
                                                    (unaudited)

Cash Flows to Operating Activities

Net loss                                       -        (5,775)

Non-cash Items

Expenses not paid with cash                    -          2,575
Accounts payable                               -          1,200
Amortization of license                        -            500
License written-off                            -          1,500

Net Cash Used by Operating                     -              -
Activities

Cash Flows from Financing                      -              -
Activities

Net Cash Provided by Financing                 -              -
Activities

Cash Flows from Investing                      -              -
Activities

Net Cash Provided by Investing                 -              -
Activities

Change In Cash                                 -              -

Cash - Beginning of Period                     -              -

Cash - End of Period                           -              -

Non-Cash Financing Activities

A total of 2,500,000 shares were               -          2,500
issued at a fair market value of
$0.001 per share for
organizational expenses

A total of 2,000,000 shares were               -          2,000
issued at a fair market value of
$0.001 per share for the
acquisition of a License (Note 3)

Organization costs paid for by a                             75
director for no consideration
treated as additional paid in
capital

                                               -          4,575

Supplemental Disclosures

Interest paid                                  -              -
Income tax paid                                -              -
Texas E-Solutions Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.Development Stage Company
  Texas E-Solutions Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 19, 1999. The Company acquired a license to market and distribute a product in the States of New Hampshire and Vermont. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products for North Texas. The grantor of the license offers these products for sale from various suppliers on their Web Site. See Note 4 regarding related party transactions.
  In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

  A  10SB  Registration Statement was filed on January  17,  2001 which automatically went effective on March 18, 2001.


2.Summary of Significant Accounting Policies
  (a) Year end
     The Company's fiscal year end is June 30.
     (b)  Licenses
     Costs to acquire licenses are capitalized as incurred. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.
  (c) Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
  (d) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


3.Licenses
  (a) On August 20, 1999 the Company acquired a license for a product. The Company has the exclusive right to distribute and market the product under a private label in the States of New Hampshire and Vermont for a period of three years expiring August 20, 2002. The Company issued 2,000,000 shares at a fair market value of $.001 or $2,000. The shares were issued to the licensor who are members of a partnership and whose general partner is also a spouse of a director and officer of the Company.
3.Licenses (continued)
  (a) (continued)
     The license was to be amortized to operations over one year starting September 1, 1999.
     The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,500 has been written-off to operations. The Company and its shareholder have the right to sue for breach of contract.
  (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers for North Texas. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits.


4.Related Party Transactions
  The Licenses referred to in Note 3 were sold to the Company by a partnership whose general manager is the spouse of the Secretary/Treasurer of the Company and a director for consideration of 2,000,000 shares having a total fair market value of $2,000, being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership.
Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
Operation.

The following discussion and analysis of Texas E-Solutions, Inc.'s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB. This Form 10-QSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Texas E-Solutions, Inc.'s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB.

Results of Operations

During the period from August 19, 1999 (date of inception) through December 31, 2000, Texas E-Solutions, Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products. No revenues were received by Texas E-Solutions, Inc. during this period.

For the current fiscal year, Texas E-Solutions, Inc. anticipates incurring a loss as a result of expenses associated with registration under the Securities Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. Texas E-Solutions, Inc.'s business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Liquidity

Texas  E-Solutions,  Inc. remains in the development  stage  and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Texas E-Solutions, Inc.'s balance sheet as of December 31, 2000, reflects total assets of $0.00.

Texas E-Solutions, Inc. expects to carry out its plan of business as discussed above. Texas E-Solutions, Inc. has no immediate expenses, other than the $3,775 of organizational and transfer agent expenses incurred and paid by the initial shareholders on behalf of the Company. Mr. Stephen Haues will serve in his capacity as an officer and director of Texas E-Solutions, Inc. without compensation until a market is developed for the Vitamineralherb products.

Texas E-Solutions, Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Texas E-Solutions, Inc. determine that its business plan is feasible, it intends to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

In order to determine the feasibility of its business plan, Texas E-Solutions, Inc. plans, during the next six to twelve months, to conduct research into these various potential target markets. Should Texas E-Solutions, Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, Texas E-Solutions, Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $90,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Texas E-Solutions, Inc. will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit.

In addition, Texas E-Solutions, Inc. may engage in a combination with another business. Texas E-Solutions, Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which Texas E-Solutions, Inc. may eventually combine. Texas E-Solutions, Inc. has engaged in no discussions concerning potential business combinations, and has not entered into any agreement for such a combination.

Texas E-Solutions, Inc. will need additional capital to carry out its business plan. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Texas E-Solutions, Inc. or at all. Texas E-Solutions, Inc. has no commitments for capital expenditures.
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Changes in Securities.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     None.


     DOCUMENTS INCORPORATED BY REFERENCE

     None.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Texas E-Solutions Inc.
Date:    March 28,                By:  /s/ Stephen D. Holmes
         2001                          Stephen D. Holmes,
                                       President