Form 10QSB
period 2001-03-31
TEXAS E SOLUTIONS INC
filed 2001-06-14
CIK 1094767

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934

For   the  transition  period  from  _______________________   to
_______________________

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

                         Not applicable

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                          May 10, 2001

                    Common - 4,500,000 shares

               DOCUMENTS INCORPORATED BY REFERENCE

A  description  of any "Documents Incorporated by  Reference"  is
contained in Item 6 of this Report.
Transitional Small Business   Yes    X     No
Issuer Format


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                     TEXAS E-SOLUTIONS INC.
                  (A Development Stage Company)
                  INTERIM FINANCIAL STATEMENTS
                         MARCH 31, 2001
                           (Unaudited)
Texas E-Solutions Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                 March   June
                                                  31,     30,
                                                 2001     2000
                                                   $       $
                                                (unaudi  (audi
                                                 ted)     ted)

ASSET

License (Note 3)                                   -        -


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liability

Accounts payable                                1,200    1,200
Due to related party                            2,000    2,000

                                                3,200    3,200


Contingent Liability (Note 1)

Stockholders' Equity

Common  Stock,  25,000,000  shares  authorized  4,500    4,500
with a par value of $0.001; 4,500,000 shares issued and outstanding

Additional Paid-in Capital                         75       75

                                                4,575    4,575

Deficit  Accumulated  During  the  Development (7,775)  (5,775)
Stage

                                               (3,200)  (1,200)

                                                    -        -


Texas E-Solutions Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                  Accumulated                           From
                   August 19,                 Nine      August 19,
                         1999                 months    1999
                     (Date of  Three months   ended     (Date of
                   Inception)         ended             Inception)
                     to March      March 31   March 31  to March 31
                     31, 2001   2001   2000   2001      2000
                            $      $      $        $           $
                   (unaudited) (unau  (unau   (unaud   (unaudited)
                               dited) dited)    ited)


Revenue                     -      -      -        -           -


Expenses

Amortization of           500      -      -        -         500
license
Audit and               2,000  2,000      -    2,000           -
accounting
License written-        1,500      -      -        -       1,500
off
Organizational          2,575      -      -        -       2,575
expenses
Transfer agent          1,200      -      -        -       1,200

                        7,775  2,000           2,000       5,775

Net loss for the      (7,775) (2,000)     -   (2,000)     (5,775)
period


Texas E-Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                    From August
                                     Nine Months       19, 1999
                                           Ended       (Date of
                                      March  31,     Inception)
                                            2001   to March 31,
                                               $           2000
                                     (unaudited)              $
                                                    (unaudited)

Cash Flows to Operating Activities

Net loss                                 (2,000)        (5,775)

Non-cash Items

Expenses not paid with cash                    -          2,575
Due to a related party                     2,000              -
Accounts payable                               -          1,200
Amortization of license                        -            500
License written-off                            -          1,500

Net Cash Used by Operating                     -              -
Activities

Cash Flows from Financing                      -              -
Activities

Net Cash Provided by Financing                 -              -
Activities

Cash Flows from Investing                      -              -
Activities

Net Cash Provided by Investing                 -              -
Activities

Change In Cash                                 -              -

Cash - Beginning of Period                     -              -

Cash - End of Period                           -              -

Non-Cash Financing Activities

A total of 2,500,000 shares were               -          2,500
issued at a fair market value of
$0.001 per share for
organizational expenses

A total of 2,000,000 shares were               -          2,000
issued at a fair market value of
$0.001 per share for the
acquisition of a License (Note 3)

Organization costs paid for by a                             75
director for no consideration
treated as additional paid in
capital

                                               -          4,575

Supplemental Disclosures

Interest paid                                  -              -
Income tax paid                                -              -
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

  (e)    Interim Financial Statements

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
3.   Licenses
  (a) On August 20, 1999 the Company acquired a license for a product. The Company has the exclusive right to distribute and market the product under a private label in the States of New Hampshire and Vermont for a period of three years expiring August 20, 2002. The Company issued 2,000,000 shares at a fair market value of $.001 or $2,000. The shares were issued to the licensor who are members of a partnership and whose general partner is also a spouse of a director and officer of the Company.
     The license was to be amortized to operations over one year starting September 1, 1999.
     The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,500 has been written-off to operations. The Company and its shareholder have the right to sue for breach of contract.
  (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers for North Texas. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits.


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

  A director paid $2,000 in audit and accounting fees on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

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

Results of Operations

During the period from August 19, 1999 (date of inception) through March 31, 2001, Texas E-Solutions, Inc. has engaged in no significant operations other than filing required documents to be a reporting issuer under the Securities Act and, acquisition of the rights to market Vitamineralherb products. No revenues were received by Texas E-Solutions, Inc. during this period.

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

Liquidity

Texas  E-Solutions,  Inc. remains in the development  stage  and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Texas E-Solutions, Inc.'s balance sheet as of March 31, 2001, reflects total assets of $0.00.

Texas E-Solutions, Inc. expects to carry out its plan of business as discussed above. Texas E-Solutions, Inc. has no immediate expenses, other than costs associated with filing required documents to be a reporting issuer under the Securities Act and the $3,775 of organizational and transfer agent expenses incurred and paid by the initial shareholders on behalf of the Company. Mr. Stephen Holmes will serve in his capacity as an officer and director of Texas E-Solutions, Inc. without compensation until a market is developed for the Vitamineralherb products.

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

                                Texas E-Solutions Inc.
Date:    May 10, 2001             By   /s/ Stephen D.Holmes
                                           Stephen D.Holmes,
                                           President