Form 10KSB
period 2001-06-30
TEXAS E SOLUTIONS INC
filed 2001-10-12
CIK 1094767

WIRELESS SYNERGIES, INC.

          FISCAL YEAR ENDED JUNE 30, 2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                -----------------
PART I

ITEM 1.      Description of Business
ITEM 2.      Recent Developments
ITEM 3.      Legal Proceedings
ITEM 4.      Submission of Matters to a Vote of Security Holders

PART II
ITEM 5.      Market for Common Equity and Related Stockholder
Matters
ITEM 6.      Management's Discussion and Analysis or Plan of
Operation
ITEM 7.      Financial Statements
ITEM 8.      Changes in and Disagreements with Accountants on
Accounting
               and Financial Disclosure

PART III
- --------
ITEM 9.      Directors, Executive Officers, Promoters and Control
Persons;
               Compliance with Section 16(a) of the Exchange Act
ITEM 10.     Executive Compensation
ITEM 11.     Security Ownership of Certain Beneficial Owners and
               Management
ITEM 12.     Certain Relationships and Related Transactions
ITEM 13.     Exhibits, List and Reports on Form 8-K

FORWARD-LOOKING STATEMENTS.

This Annual Report on Form 10-KSB contains forward-looking statements concerning, among other things, Wireless Synergies, Inc.'s expected future revenues, operations and expenditures, competitors or potential competitors, and licensing and distribution activity. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "will", "plan", "predict", "potential", and similar terms and phrases, including references to assumptions. These statements are contained in each part of this report and in the documents incorporated by reference. These forward-looking statements represent the expectations of management as of the filing date of this report. Actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

(i)       limited operating history;
(ii)      need for financing;
(iii)     compliance with law;
(iv)      lack of sales;
(v)       reliance of revenue growth on economic conditions;
(vi)      competition;
(vii)     control by majority shareholder;
(viii)    absence of dividends;
(ix)      government regulation; and,
(x) the other risks and uncertainties described under the caption,
               "FACTORS AFFECTING FUTURE OPERATING RESULTS" under
Item 6.
               Management's Discussion and Analysis of Financial Condition and Results of Operations.

Wireless Synergies is under no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by us in the future.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Wireless Synergies, Inc. ("Wireless Synergies"), a Nevada corporation, is currently engaged in acquiring and developing businesses focused on Internet and wireless technologies.

BACKGROUND

Wireless Synergies, Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 19, 1999 under the Company's former name: Texas E-Solutions. The Company acquired a license to market and distribute a product in the States of New Hampshire and Vermont. This license became jeopardized, so as a replacement, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products for North Texas. The grantor of the license offers these products for sale from various suppliers on their Web Site.

During the entire fiscal year ended June 30, 2001, the Company operated as a development stage company, where management devoted most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to acquire additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to acquire any equity financing or find an appropriate merger candidate. If it is unable to do so, there is substantial doubt regarding the Company's ability to continue as a going concern.

ITEM 2.  RECENT DEVELOPMENTS

On August 20, 2001 an 8K Registration Statement was filed concerning a share exchange agreement between the Company and Global Vision, Inc., a California corporation. As a result of this share exchange, the Company will acquire a significant amount of new assets including proprietary rights to various high-tech innovations. The essential terms of the share exchange are:
a. The registrant will be the surviving corporation with the target initially being a subsidiary of the registrant; and
b. The target shareholders (of Global-Vision.com, Inc.) will exchange 100% of the issued and outstanding shares of Global-Vision.com, Inc. for 6,750,000 shares of the registrant, on a pro-rata basis; and
c. The target, Global-Vision.com, Inc., a California corporation, will continue as a corporation in California after the share exchange; and
d. The target shareholders will, after the completion of the transactions, control a majority of the voting rights of the registrant; and
e. The registrant is not subject to the control share requirements of NRS 78.378, as provided for in its Articles of Incorporation; and
f. The Shareholders of both the registrant and the target voted in favor of the Share Exchange; and
g.   A new board of directors of the issuer was elected.

On August 20, 2001 the Shareholders of the registrant voted to change the corporation's name to:

                     Wireless Synergies, Inc.;

And the new corporate address for the registrant is:

                    7825 Fay Avenue, Suite 200
                    LaJolla, California  92037


The entire Board of Directors of the registrant resigned as of August 20, 2001. The shareholders of the registrant, on August
20, 2001 elected the following to the Board of Directors

     Jack Chang
     Dale Chapman

The newly elected directors will serve until the next regular meeting of the shareholders, or until otherwise removed.


STRATEGIC FOCUS

Wireless Synergies, Inc. will continue the development and marketing of existing systems, but will focus the majority of their attention on the development of wireless systems and technologies.

Wireless Synergies, Inc. expects to market their existing workflow and web design system, "Silverado" to consulting firms and large corporations that need tools to redesign and manage their computer based workflow systems. The Silverado system contains unique features that should enable users to significantly reduce the time and effort required to design and implement both intranet and Internet based workflow systems. Revenue from Silverado sales are expected to be generated from up-front implementation charges and ongoing user license fees.

In the wireless area, Wireless Synergies, Inc. is already in possession of a license for the sale of existing wireless technology and systems. They plan to implement versions of these licensed systems in the United States and Europe though joint-venture partnerships with the impacted companies. In addition to existing systems, the Company plans to continue to develop new wireless tools and technologies by utilizing the proven developmental skills of Wireless Synergies management, in partnership with large technology companies that can benefit from the innovations and that have the production and marketing power necessary to quickly get products to market.

SALES AND MARKETING

During the fiscal year ending June 30, 2001, Wireless Synergies's sales and marketing efforts are still in the developmental stages, and thus did not generate significant sales during that period. The Company is moving forward with the plans listed above, and anticipates that it will begin sales and marketing efforts during the 4th quarter of 2001.

COMPETITION

There are competitors within the workflow system market such as Versa.com and
Pegasus.com in which Global-Vision's Silverado system will be marketed. We are not aware of any direct competitor that has a product with the same price point and with ability and combination of features that is contained in the Silverado system. However, existing software providers may seek to develop similar systems and market them in competition with Global-Vision.


ITEM 3. LEGAL PROCEEDINGS.

None; not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fiscal year ended June 30, 2001.
See Item 2 - Recent Developments for actions occurring after June
30, 2001.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Wireless Synergies common stock is traded on the OTCBB (trading-symbol: WLSY). Because, in many cases, brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders at this time.

No market trading of the Company's stock occurred during the fiscal year ending June 30, 2001.

The following table sets forth the high and low bid prices of common stock that has been sold on the market since June 30, 2001 and September 30, 2001, as reported by IDD Information Services, Tradeline(R). The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commission, and may not necessarily represent actual transactions.

RANGE OF BIDS FOR THE COMMON STOCK
FISCAL 2002                                        HIGH      LOW


1st Quarter (July, August, September 2001)        $ 1.97   $ .47


To date, we have not paid any dividends on our common stock and we do not expect to pay any dividends in the near future. Instead, we intend to retain all earnings to finance the growth and development of our business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

The following discussion and analysis provides information, management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

GENERAL

During the period from August 19, 1999 (date of inception) through June 30, 2001, Wireless Synergies, Inc. has engaged in no significant operations other than filing required documents to be a reporting issuer under the Securities Act and, acquisitions of the rights to market Vitamineralherb products. No revenues were received by Wireless Synergies, Inc. during this period.

For the current fiscal year, Wireless Synergies, Inc. incurred a loss as a result of expenses associated with registration under the Securities act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. Throughout the current fiscal year, Wireless Synergies, Inc.'s business plan has been to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Liquidity and Capital Resources

Wireless Synergies, Inc. remained in the development stage throughout the fiscal year ended June 30, 2001, and thus experienced no significant change in liquidity, capital resources, or shareholders' equity. Consequently, Wireless Synergies, Inc.'s balance sheet as of June 30, 2001, reflects total assets of $0.00.

During the fiscal year ended June 30, 2001, Wireless Synergies, Inc attempted to carry out its plan of business as discussed above. The Company had not immediate expenses, other than costs associated with filing required documents to be a reporting issuer under the Securities Act of 1938 and the $3,775 of organizational and transfer agent expenses incurred and paid by the initial shareholders on behalf of the Company. Mr. Stephen Holmes served in his capacity as an officer and director of the Company, without compensation.

During the fiscal year ended June 30, 2001, and up until the August 20, 2001 Share Exchange Agreement with Global-Vision.com, Inc., the Company's business plan was to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should it have determined that its business plan was feasible, the Company intended to employ sales people to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the product to their clients via the Internet.

With the consummation of the Share Exchange Agreement detailed above, the Company has elected to forgo their previous business plans, and focus upon developing markets and products associated with the technology and business plans of Global-Vision.com, Inc. (see "strategic focus" above) Wireless Synergies, Inc. will need additional capital to carry out its business plan. At the time of this filing, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Wireless Synergies, Inc. or at all. Wireless Synergies, Inc. has no commitments for capital expenditures.

Inflation and Seasonality

The rate of inflation was insignificant during the year ended June 30, 2000. The Company's business is not expected to be seasonal.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Wireless Synergies operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks:

Limited Operating History

Since its inception, we have yet to generate significant revenues from operations. With the implementation of the Wireless Synergies plans discussed above, we will be required to incur significant marketing and development expenses, including and promotion expenses, to launch new products and achieve penetration and usage. There can be no assurance that our products will be given sufficient consumer acceptance at their intended price range or any other price range to enable us to generate significant revenues or to operate profitably.

Need for Financing

We will have to raise funds in order to facilitate our business strategy. As we are not presently generating significant revenues, we will have to raise funds from outside sources to fund our developmental and working capital needs, and we may need to raise funds in order to respond to unanticipated competitive pressures. In addition, if we experience rapid growth, we may require additional funds to expand our operations or to enlarge our organization and increase our personnel. There can be no assurance that we will be able to obtain financing on favorable terms or that additional financing will be available, if at all. If adequate funds are not available or are not available on favorable terms, we may not be able to support our developmental and day-to-day activities, or otherwise respond to unanticipated competitive pressures. Such inability to obtain financing could have a material adverse effect on our business, financial condition or results of operations and could require us to materially reduce, suspend or cease operations.

Compliance with Law

We will attempt to comply with laws and regulations applicable to our planned business. Wireless Synergies could be subjected to investigations, lawsuits, expenses and risks that could severely and adversely affect operations.

Marketing and Sales

There can be no assurance that we will be successful in marketing and selling our proposed products to such potential customers or in generating revenues from such sales. Furthermore there can be no assurance that our proposed products will achieve significant market acceptance or will generate significant revenue. Additional products that we plan to directly or indirectly market in the future are in various stages of development.

Revenue Growth and Economic Conditions

The revenue growth and profitability of our proposed products depend upon the overall demand for those products and services. A softening of the demand caused by a weakening of the economy may result in lack of revenues or lack of growth.

Competition

There are competitors within the workflow system market in which Wireless Synergies' Silverado system will be marketed. We are not aware of any direct competitor that has a product with ability and combination of features that is contained in the Silverado system. However, existing software providers may seek to develop similar systems and market them in competition with Global-Vision.

Control by Majority Shareholder

As a result of the share exchange agreement detailed above, the founder and president of Global-Vision.com, Inc., Mr. Jack Chang, now owns or controls over 50% of our common stock. There can be no assurance that Mr. Chang, based upon his majority ownership, would not seek to elect all our directors and/or replace our officers and to determine the results of all matters submitted to the stockholders for action including fundamental corporate transactions.

Absence of Dividends

We do not expect to declare or pay any dividends in the foreseeable future, but instead intend to retain earnings, if any, to expand operations.

Government Regulation of the Internet

Due to the increased use of the Internet by individuals and businesses, it is possible that federal or state laws or regulations governing the use of the
Internet may be adopted, with respect to privacy, pricing, characteristics of products or services and taxation. We cannot predict the impact, if any, that future laws or regulations or legal or regulatory changes may have on our estate planning or wireless businesses.


ITEM 7.  FINANCIAL STATEMENTS

Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)


                                                             Index

Independent Auditor's Report                                   F-1

Balance Sheets                                                 F-2

Statements of Operations                                       F-3

Statements of Cash Flows                                       F-4

Statement of Stockholders' Equity                              F-5

Notes to the Financial Statements                       F-6 to F-7

1












                   Independent Auditor's Report


To the Board of Directors
Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)


We have audited the accompanying balance sheets of Wireless Synergies, Inc. (formerly Texas E-Solutions Inc.) (A Development Stage Company) as of June 30, 2001 and 2000 and the related statements of operations, shareholders' deficit and cash flows for the period from August 19, 1999 (Date of Inception) to June 30, 2001 and the period from August 19, 1999 (Date of Inception) to June 30, 2000 and the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Wireless Synergies, Inc. (formerly Texas E-Solutions Inc.) (A Development Stage Company), as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the period from August 19, 1999 (Date of Inception) to June 30, 2001 and the period from August 19, 1999 (Date of Inception) to June 30, 2000 and the year ended June 30, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
October 4, 2001

2

Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)




                                                 June 30, June 30,
                                                   2001     2000
                                                    $        $

                                 Assets
License (Note 3)                                     -      -

Total Assets                                         -      -


                 Liabilities and Stockholders' Deficit
Current Liabilities
 Accounts payable                                    -      1,200
 Accrued liabilities                                1,500   -

Total Current Liabilities                           1,500   1,200


Contingent Liability (Note 1)

Stockholders' Deficit
Common Stock, 25,000,000 shares authorized with a par value
of $0.001;4,500,000shares issued and outstanding
                                                   4,500    4,500
Additional Paid-in Capital                         3,575       75

                                                   8,075    4,575
Deficit Accumulated During the Development Stage  (9,575)  (5,775)

Total Stockholders' Deficit                       (1,500)  (1,200)

Total Liabilities and Stockholders' Deficit           -      -


Subsequent Event (Note 5)
Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)




                     Accumulated from
                     August 19, 1999                  From August 19, 1999
                   (Date of Inception) Year ended     (Date of Inception)
                    to June 30, 2001   June 30, 2001   to June 30, 2000
                            $              $             $

Revenues                        -            -               -

Expenses
 Accounting and audit          3,850       3,850             -
 Amortization of license         500         -               500
 License written-off           1,500         -             1,500
 Organization expenses         2,575         -             2,575
 Transfer agent                1,150         (50)          1,200

                               9,575       3,800           5,775

Net Loss                      (9,575)     (3,800)         (5,775)


Loss Per Share                              (.01)           (.01)


Weighted Average Shares Outstanding       4,500,000      4,500,000



Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                     Accumulated from
                     August 19, 1999                   From August 19, 1999
                   (Date of Inception)   Year ended     (Date of Inception)
                     to June 30, 2001   June 30, 2001     to June 30, 2000
                            $              $                  $
Cash Flows to Operating Activities
      Net loss                (9,575)        (3,800)           (5,775)
 Non cash items
 Expenses paid by a related party
 on the Company's behalf       3,500          3,500                 -
 Expenses not paid with cash   2,575              -             2,575
 Accounts payable and accrued
 liabilities                   1,500            300             1,200
 Amortization of license         500              -               500
 License written-off           1,500              -             1,500

Net Cash Used by Operating
Activities                         -              -                 -

Cash Flows from Financing
Activities                         -              -                 -

Net Cash Provided by
Financing Activities               -              -                 -

Cash Flows from Investing
Activities                         -              -                 -

Net Cash Provided by Investing
Activities                         -              -                 -

Change in cash                     -              -                 -
Cash - beginning of period         -              -                 -

Cash - end of period               -              -                 -

Non-Cash Financing Activities
 A total of 2,500,000 shares were issued
 at a fair market value of $0.001 per share
 for organizational expenses   2,500              -             2,500

 A total of 2,000,000 shares were issued at
 a fair market value of $0.001 per share for
 the acquisition of a
 License (Note 3)              2,000              -             2,000
 Organization costs paid for
 by a director for no
 consideration treated as
 additional paid in capital       75              -                75

 Debt relating to Company expenses paid
 by the director was forgiven and treated
 as additional paid in capital 3,500          3,500                 -

                               8,075          3,500             4,575

Supplemental Disclosures
 Interest paid                     -              -                 -
 Income tax paid                   -              -                 -


Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
From August 19, 1999 (Date of Inception) to June 30, 2001
(expressed in U.S. dollars)


                                                                                   Deficit
                                                                                   Accumulated
                                                            Additional             During the
                                           Common Stock     Paid-in                Development
                                         Shares     Amount  Capital      Total     Stage
                                            #          $       $           $          $

Balance - August 19, 1999
(Date of Inception)                         -          -       -           -          -
 Stock issued for $2,500 of
 organizational expenses                  2500000   2,500      -         2,500        -
 Additional paid in capital for
 organizational expenses incurred
 by a director on behalf of
 the Company                                -          -      75           75         -
 Stock issued for "The Biocatalyst
 License" at a fair market value
 of $0.001 per share                      2000000   2,000      -         2,000        -
 Net loss for the period                    -          -       -           -        (5,775)

Balance - June 30, 2000                   4500000   4,500     75         4,575      (5,775)
Expenses paid by director
on behalf of the Company                    -          -   3,500         3,500        -
 Net loss for the year                      -          -       -           -        (3,800)

Balance - June 30, 2001                   4500000   4,500  3,575         8,075      (9,575)


Wireless Synergies, Inc.
(formerly Texas E-Solutions Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.Development Stage Company
  Texas E-Solutions Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 19, 1999. The Company acquired a license to market and distribute a product in the States of New Hampshire and Vermont. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor. As a replacement for this license, the Company was granted additional rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products for North Texas. The grantor of the license offers these products for sale from various suppliers on their Web Site. See Note 4 regarding related party transactions.
  See Note 5 for a reverse merger completed August 20, 2001.
  In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.
  A 10SB Registration Statement was filed on January 17, 2001 which went effective March 18, 2001.


2.Summary of Significant Accounting Policies
  (a) Year end
     The Company's fiscal year end is June 30.
     (b)  Licenses
     Costs to acquire licenses are capitalized as incurred. These costs will be amortized on a straight-line basis over their remaining estimated useful lives.
     The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.
  (c) Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
  (d) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


3.Licenses
  (a) On August 20, 1999 the Company acquired a license for a product. The Company has the exclusive right to distribute and market the product under a private label in the States of New Hampshire and Vermont for a period of three years expiring August 20, 2002. The Company issued 2,000,000 shares at a fair market value of $.001 or $2,000. The shares were issued to the licensor who are members of a partnership and whose general partner is also a spouse of a director and officer of the Company.
3.Licenses (continued)
  (a) (continued)
     The license was to be amortized to operations over one year starting September 1, 1999.
     The Company's right to use this license is in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,500 has been written-off to operations. The Company and its shareholder have the right to sue for breach of contract.
  (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers for North Texas. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits.


4.Related Party Transactions
  (a) The Licenses referred to in Note 3 were sold to the Company by a partnership whose general manager is the spouse of the Secretary/Treasurer of the Company and a director for consideration of 2,000,000 shares having a total fair market value of $2,000, being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership.
  (b) Forgiveness of Debt
     Expenses of the Company in the amount of $3,500 was paid by a director. The related debt was forgiven on June 30, 2001. The debt was treated as additional paid in capital.


5.Subsequent Event
  On August 20, 2001, the Company completed a share exchange with Global-Vision.com, Inc. ("Global"), a California corporation. As a result of this share exchange, the Company will acquire a significant amount of new assets including proprietary rights to various hi-tech innovations. The essential terms of the Share Exchange are:
  (a) The Company will be the surviving corporation with Global initially being a subsidiary of the Company; and
  (b) Global will exchange 100% of issued and outstanding shares of Global-Vision.com, Inc. for 6,750,000 shares of the Company, on a pro rata basis.
  (c) Global will continue as a corporation in California after the share exchange; and
  (d) Global's shareholders will, after the completion of the transaction, control a majority of the voting rights of the Company.
  As part of the share exchange agreement, the Company changed its name to Wireless Synergies, Inc. and increased its authorized share capital to 100,000,000 common shares with a par value of $0.001 and 1,000,000 preferred shares with a par value of $0.001.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE:

     None Applicable

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages (at September 30, 2001) and positions of the executive officers and the directors of Wireless Synergies, Inc.

NAME                   AGE            POSITION
- ----                 ---            --------

Jack Chang             58     President, Chief Executive Officer
                              and Chairman

Dale K. Chapman        39     Secretary, Treasurer and
                              Director


Mr. Chang has over 25 years of business and technology experience across multiple industries. He has held key positions in technology development, marketing, sales, corporate development, systems integration and management consulting.
Mr. Chang has worked for major international corporations as employee and consultant, as well as entrepreneur companies, including several companies he created. He has a degree in Electronic Engineering, a MBA in Marketing/Sales and had done PhD studies in MIS.
In early 1970's Mr. Chang worked for the Docutel Corporation in
Dallas, Texas. Starting out in the engineer position, he rose to become a project manager then Director of R&D then corporate development. He was involved in developing most of Docutel's products until 1977. Some of his accomplishments during his employment with Docutel include:
-    Inventor and patent holder of the ATM (Automated Teller Machine)
-    Pioneer in the use of magnetic stripe based data on bank cards
-    Development of the first high speed card encoding machine
- First person to put ATM's online to financial institutions' authorization databases
- First person to develop a standalone ATM/POS front-end switch that can interface to more than one financial institution for transaction authorization
- Pioneer in putting gasoline dispensers online to authorization networks
- First person that developed and deployed encryption devices for bank transaction data In 1974, in addition to heading development at Docutel, Mr. Chang also was responsible for large account sales.
In that capacity he spearheaded selling entire financial system networks, instead of just selling ATM terminals. He also sold new applications of ATM's, such as travelers checks dispensers to American Express and was instrumental in the sale of over 1,500 ATM's in the U.S.
and Europe.
In 1977, Mr. Chang was offered a consulting assignment to design and develop an electronic payment transaction switching and processing system for American Express. He functioned as an independent consultant for three years developing plans and implementing electronic banking systems mostly for American
Express, major banks and credit card service providers.
In 1980, Mr. Chang saw a business opportunity of building an ATM and POS transaction switching and processing systems - an Electronic Funds Transfer (EFT) System. This product was targeted for financial institutions responding to interstate banking and banking deregulation. He drafted a design concept and sold the first EFT switch to Bank of Ohio. After the successful implementation of the first installation, he was able to acquire an escalating customer base of financial and retail institutions.
Within three years, Quadstar grew to 150 employees and sold 110 systems worldwide. The systems evolved to include not only EFT functionality, but also voice response, gasoline dispensing and credit card authorization needs. In 1984, Mr. Chang sold Quadstar to its largest customer - Citicorp.
From 1984 to 1987, Mr. Chang was the president of a Citicorp subsidiary with marketing responsibilities selling Citibank services, joint ventures and Citicorp owned technologies. In that capacity, he traveled domestically and internationally working on high potential opportunities and closing sales with his own regional sales managers as well as sales managers of other
Citicorp subsidiaries. He developed innovative solutions for customers who were generally financial institutions and large retailers with approaches that involved leveraging on and mobilizing Citicorp's infrastructure, technologies, people resources, banking and merchant relationships and development capabilities. Using a revenue-driven approach, he initiated and helped to enhance Citicorp's transaction delivery capabilities to include the deployment of satellites, wide area networks, wireless modems, encryption devices and business-to-business computer networking.
Mr. Chang was also one of the executives that were continuously assessing Citicorp's strategic business and marketing requirements and initiated proactive technology strategies, plans and implementations to ensure proper and optimized fulfillment of products and services.
In 1987, after fulfilling his tenure requirement with Citicorp, Mr. Chang saw the opportunity to use PC's as the engine for bank teller and platform systems. He then founded Itac Corporation to develop a GUI based 4GL (4th Generation Language) application generator and database system. After completion of the development of the 4GL generator, he and his team, using the 4GL, created and marketed one of the earliest PC-based bank teller systems and sold the system to several financial institutions. In
1990, ISC/Bunker Ramo (later became Olivetti Business Systems) bought the teller product line from Itac.
Mr. Chang has also performed business process re-design and management and technology consulting services to Fortune 500 companies. His past consulting work includes:
-Five year strategic operations and technology plan for NationsBank
-A secure Internet-based credit card transaction system for Visa
-Smart Card marketing and deployment strategy for VeriGem
 (Joint venture of Verifone and Gemplus)
-Product market and sales strategy for VeriFone, the POS maker
-An electronic payment system marketing, sales and deployment strategy for Unisys
-Intelligent intranet system for Coca Cola Enterprises
 Enterprise network strategies for Deluxe Checks and Ceridian employer Services
-Data security plans for Deluxe Checks and Ceridian Employer
 Services
-Development of an Internet browser-based payroll data
 submission system for Ceridian Employer Services
-Wireless strategies for EDS
 In 1999, Mr. Chang decided to be involved with only the Internet technologies and re-incorporated his operation as Global-Vision.
The software products developed under the Global-Vision banner include:
-High volume Laser printer control systems that can increase the printing speed and reduce the need for font and image management for most print processes.
-Knowledge Management Systems that combined the need for paper printing, Electronic Bill Presentment, information archiving and viewing.
-Computer Telephony Integration (CTI) and Interactive Voice
 Response (IVR) Systems - Including integrating CTI/IVR systems with the Internet.
-Advanced Internet/intranet authoring tools that can facilitate easy creation of not only sophisticated Web sites but also intelligent business process workflow systems.
 Since late 1999, Global-Vision has also been concentrating in application of wireless technologies.

Dale K. Chapman has been an officer and director of Wireless Synergies since August 20, 2001. Mr. Chapman currently works as an independent operations consultant. He has held positions in the financial services industry in Executive Management, Corporate Operations, Planning and Strategy, Project Management, Treasury Services and Nationwide Float Analysis.

All officers of Wireless Synergies are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of the shareholders, and hold their respective offices until their successors are duly elected and qualified.

The Board of Directors may remove officers at any time.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of the our common stock, to file initial reports of beneficial ownership on Form 3 ("Form 3") and reports of changes of beneficial ownership on Form 4 ("Form 4") of our equity securities with the Securities and Exchange Commission and to furnish copies of those reports to us.

Based solely on a review of the reports furnished to us to date, we believe that all reports required to be filed by such persons with respect to the fiscal year ended June 30, 2001, were timely filed.


ITEM 10. EXECUTIVE COMPENSATION.

Mr. Stephen Holmes served in his capacity as an officer and director of the Company, without compensation until his resignation on August 20, 2001. Wireless Synergies employed no other persons whose total annual compensation exceeded $100,000 for the fiscal years ended 2001, 2000 and 1999.

Option/SAR Grants in Last Fiscal Year

We did not grant any options or stock appreciation rights during the year ended June 30, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
Year-End
Option/SAR Values

No options to purchase shares of our common stock were exercised by the Named
Executive Officers during the fiscal year ended June 30, 2001.

Long-Term Incentive Plans Awards ("LTIP") in the Last Fiscal Year

No awards under any LTIPs were made to any of the Named Executive
Officers during the fiscal year ended June 30, 2001.

Compensation of Directors

At the time of this registration, no plan has been established for our non-employee directors.

Other than as mentioned above, we had no employment contracts with any of the
Named Executive Officers who were employees, and had no compensatory plan or arrangement with any of our named executives in which the amount to be paid exceeded $100,000 and which were activated upon resignation, termination or retirement of any such Named Executive Officer upon a change of control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding the ownership of shares of Wireless Synergies's common stock as of September 30, 2001, (except as noted below) with respect to:

(i) holders known to us to beneficially own more than five percent or more of our outstanding common stock;

(ii) each of our directors;

(iii) each executive officer named in the Summary Compensation
Table under the caption "Executive Compensation" in Item 11 of this Report; and

(iv) all our directors and executive officers as a group.

We understand that each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner. The number of outstanding shares of our common stock at September 30, 2001 was approximately 9,250,000.

                       Amount and Nature of         Percent of
Beneficial Owner       Beneficial Ownership(1)(2)   Class (2)
----------------                   --------------------------

Jack Chang                       6,750,000           72.9%
7825 Fay Avenue, Suite 200
LaJolla, California  92037

Dale K. Chapman (4)                      0               *
7825 Fay Avenue, Suite 200
LaJolla, California  92037

- ------------------------
(1) Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days of September 30, 2001.

(2) Asterisk indicates less than one percent. Shares subject to options that are considered to be beneficially owned, are considered outstanding only for the purpose of computing the percentage of outstanding common stock that would be owned by the optionee if such options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purposed of computing the percentage of outstanding common stock owned by any other person.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.   Reports on Form 8-K.

Subsequent to the year ended June 30, 2001, Wireless Synergies filed a Report on Form 8-K (the "Report") dated August 20, 2001 (date of earliest event reported), reporting under Item 1 (Changes in Control of Registrant), Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and exhibits). No financial statements were filed with the Report.

b.   Exhibits

EXHIBIT NO.             DESCRIPTION
- -----------             -----------

10.1              Share Exchange Agreement dated August 20,2001  (1)



(1): Incorporated by reference to Texas E-Solutions Form 8-K filed August 20, 2001, SEC Commission File Number 000-32229


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WIRELESS SYNERGIES, INC.


                                        /s/ Jack Chang
                           By:   --------------------------------

                                 Name:   Jack Chang
                                 Title:  President


Date:  October 11, 2001




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Signature                           Title
Date
 /s/ Jack Chang              President, Chief Executive
October 11, 2001
Name: Jack Chang             Officer, Director


  /s/ Dale K. Chapman
________________________    Secretary, Treasurer, Director
October 11, 2001
Name: Dale K. Chapman