Form 10QSB
period 2001-09-30
TEXAS E SOLUTIONS INC
filed 2001-12-21
CIK 1094767

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10QSB
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


              For the period ended September 30, 2001

                 Commission file number 000-32229

                     WIRELESS SYNERGIES, INC.
          (Name of Small Business Issuer in Its Charter)

          Nevada                              76-0616474
  (State of Incorporation)           (IRS Employer Identification
                               No.)

    7720 74th DR NE               Marysville, Washington 98270
             (Address of Principal Executive Offices)

                          (713) 785-6809
                     Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes x      No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,500,00  shares of Common Stock ($.001 par value) as of  December
21, 2001.


Transitional small business disclosure format:  Yes    No  x



                     WIRELESS SYNERGIES, INC.

              Quarterly Report on Form 10-QSB for the
            Quarterly Period Ending September 30, 2001


                         Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed  Statements of Losses:
                  Three Months Ended September 30, 2001

                  August 19, 1999 (Date of Inception) through
                  September 30, 2001 and 2000

                  Condensed  Balance Sheet:
                  September 30, 2001

                  Condensed Statements of Cash Flows:
                  Three Months Ended September 30, 2001

                  August 19, 1999 (Date of Inception) through
                  September 30, 2001 and 2000

                  Notes to Condensed Financial Statements:

                  September 30, 2001

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security
Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)


                    WIRELESS SYNERGIES, INC.
                 CONDENSED STATEMENTS OF LOSSES
                          (UNAUDITED)
                                  For The         For the Period
                             Three months ended   August 19, 1999
                               September 30,      (Date of
                                                  Inception) to
                                                  September 30,
                               2001      2000         2001


Costs and expenses:
     General and                $ -       $-         $  9,075
administrative
     Depreciation and             -        -              500
amortization
Total costs and expenses          -        -            9,575
Loss before taxes                 -        -           (9,575)
Provision for income taxes        -        -                -
Net loss                      $   -      $ -       $   (9,575)


Loss per common share         $   -      $ -
(basic and assuming
dilution)

Weighted average shares
outstanding     (Basic and    4,500,000    4,500,000
diluted)



 The accompanying notes are an integral part of these financial statements

              WIRELESS SYNERGIES, INC.
               CONDENSED BALANCE SHEET
                 SEPTEMBER 30, 2001
                     (UNAUDITED)

               ASSETS

Current assets:
   Total current assets                     $       0

                                            $       0
   LIABILITIES AND DEFICIENCY IN
        STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses           1,500
Total current liabilities                       1,500


Stockholders' equity:
Common stock                                    4,500
  Additional paid-in-capital                    3,575
  Deficit accumulated during                   (9,575)
development stage
Total deficiency in stockholders'              (1,500)
equity
                                             $      0



The accompanying notes are an integral part of these
                financial statements




























                     WIRELESS SYNERGIES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                                          For the Period
                                                        For the three     August 19,
                                                        months ended      1999 (Date of
                                                        September 30      Inception) to
                                                                          September 30,
                                                        2001        2000       2001

Cash flows from operating activities:
Net loss from development stage operations              $-          $-         $(9,575)
Adjustments to reconcile net loss from
development stage operations to cash used
for operating activities:
     Common Stock issued in connection
     with acquisition                                    -           -           2,575
Expenses   paid  by  related   party   on
Company's behalf                                         -           -           3,500
     Amortization                                        -           -             500
(Increase) decrease in:                                  -           -
Other assets                                             -           -           1,500
Accounts payable and accrued   expenses                  -           -           1,500
Net cash used by operating activities                    -           -           -

Cash flows used in investing activities:                 -           -           -
Cash flows provided by financing activities:             -           -           -
Net increase (decrease) in cash and cash equivalents     -           -           -
Cash and cash equivalents at beginning of period         -           -           -

Cash and cash equivalents at end of period              $-          $-          $-

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                $-          $-          $-

Income taxes paid                                        -           -           -

Common Stock issued in connection with
acquisition of license                                   -           -           2,000
Company debts paid by related party and
considered additional paid in capital                    -           -           3,500

Common stock issued in exchange for  services            -           -           2,575



  The accompanying notes are an integral part of these financial statements















                     WIRELESS SYNERGIES, INC.
                   (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's June 30, 2001 annual report included in SEC Form 10-KSB.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.






                       WIRELESS SYNERGIES, INC.
                   (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


NOTE B- BASIS OF PRESENTATION

Wireless Synergies, Inc., formerly Texas E Solutions, Inc. was formed on August 19, 1999 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and was originally formed distribute vitamins, minerals, nutritional supplements, and other health and fitness products. In August, 2001 the Company entered into a Merger Agreement to market and develop wireless technologies. In November 2001 the parties to the Merger Agreement agreed to rescind the transaction due to adverse capital market conditions and lack of consideration. The Company is currently devoting its activities in investigating develop various business activities. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses.

The  following discussion should be read in conjunction  with  the
Company's  Condensed  Financial  Statements  and  Notes   thereto,
included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Company would be achieved.

Plan of Operation

The Company is still in the development stage and is yet to earn revenues from operations. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet and power line communication technologies as a medium for customers to purchase the Company's products, the Company's ability to acquire and deliver high quality products at a price lower than currently available to consumers, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully attract customers at a steady rate and maintain customer satisfaction, Company promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, the number of returns experienced by the Company, and general economic conditions specific to the Internet, power-line communications, and the communications industry.

Revenues


The Company generated no revenues from operations from its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.


Costs and expenses

From its inception on August 19, 1999 through September 30, 2001, the Company has not generated any revenues. The Company has incurred expenses of $9,575 during this period. These expenses were associated principally with organization costs and professional services.


Liquidity and Capital Resources

As of September 30, 2001, the Registrant had a working capital deficiency of $1,500. The Registrant did not generated cash flow from operating activities during this period. The Company has relied on significant shareholders to professional fees and organization costs during this period.

While the Company's significant shareholders have paid Company debts in the past, there is no assurance this will continue in the future. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2001 Form 10-KSB, that the Company has not generated any revenues, has incurred operating losses since its inceptions, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development

The Registrant currently is not engaged in any Company-sponsored research and development and does not anticipates incurring such costs within the next twelve months.


Acquisition or Disposition of Plant and Equipment

The Company does anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

Number of Employees

During the period ended September 30, 2001, the Company had no employees and anticipates not hiring any personnel during the next twelve months. Should the Registrant begin operations and generating revenues, the Company shall hire employees. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund any projected increase in the number of employees.






PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

                   None

     Item 2 - Changes in Securities and Use of Proceeds

               (a) None

               (b) None

               (c) None

     Item 3.  Defaults Upon Senior Securities

                   None

     Item 4.  Submission of Matters to a Vote of Security Holders

                   None

     Item 5.  Other Information

                   None









     Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                    None

              (b) Reports  on  Form  8-K filed  during  the  three
                    months ended September 30, 2001.

               On August 28 2001, the Company filed a Current Report on Form 8-K dated August 20, 2001, reporting under Items 4 and 5 describing the Company's merger with Global-Vision.com, Inc. and a change in the Registrant's name form Texas E Solutions, Inc. to Wireless Synergies, Inc.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Wireless Synergies, Inc.
                                             Registrant


December 21, 2001                         By: /s/ Ben Hansel
Date                                      Ben Hansel
                                          President and
                                          Chief Executive Officer