Form 10QSB
period 2001-12-31
TEXAS E SOLUTIONS INC
filed 2002-02-15
CIK 1094767

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10QSB
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


              For the period ended December 31, 2001

                Commission file number 000333-32229

                     WIRELESS SYNERGIES, INC.
          (Name of Small Business Issuer in Its Charter)

          Nevada                              76-0616474
  (State of Incorporation)           (IRS Employer Identification
                               No.)

      7720 74th Dr NE                    Marysville, WA 98270
             (Address of Principal Executive Offices)

                          (713) 785-6809
                     Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes x      No
                                                ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,500,000 shares of Common Stock ($.001 par value) as of  February
14, 2002.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---


                     WIRELESS SYNERGIES, INC.

              Quarterly Report on Form 10-QSB for the
             Quarterly Period Ending December 31, 2001


                         Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheet:
                    December 31, 2001

                    Consolidated Statements of Losses:
                    Six Months Ended December 31, 2001 and 2000

                    August 19, 1999 (Date of Inception) through
                    December 31, 2001



                    Consolidated Statements of Cash Flows:
                    Six Months Ended December 31, 2001 and 2000

                    August 19, 1999 (Date of Inception) through
                    December 31, 2001

                       Notes to Consolidated Financial Statements:

                    December 31, 2001

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

         Item 4.  Submission of Matters to a Vote of Security
Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)


                     WIRELESS SYNERGIES, INC.
                   (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET



                    ASSETS
                                           Unaudited
                                           December
                                           31, 2001
       Current assets:
                                                   $   -
       Total current assets                        $   -



         LIABILITIES AND DEFICIENCY IN
             STOCKHOLDERS' EQUITY

       Current Liabilities:
            Accounts payable and accrued           $
            expenses                                 1,500
           Due Stockholders                         11,200
      Total current liabilities                     12,700

      Deficiency in Stockholders' equity           (12,700)
                                                   $   -







See accompanying footnotes to the unaudited consolidated financial statements




















                     WIRELESS SYNERGIES, INC.
                   (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF LOSSES
                            (UNAUDITED)

                                                        For the
                                                      period from
                                                       August 19,
                                 Six months ended    1999 (date of
                                   December 31,        inception)
                                                          thru
                                                      December 31,
                                                          2001
                                 2001       2000

     Operating expenses:
          Selling, general             $           $             $
     and administrative           11,200           -        20,275
          Depreciation
                                       -           -           500
     Operating expense            11,200           -        20,775

     Net income before taxes    (11,200)           -      (20,775)

     Provision for income
     taxes                             -           -             -

     Net income                        $           $             $
                                (11,200)           -      (20,775)

     Earnings per common               $           $             $
     share                        (0.00)      (0.00)        (0.00)
     (basic and assuming
     dilution)

     Weighted average shares
     outstanding
          Basic and diluted    4,500,000   4,500,000     4,500,000









See accompanying footnotes to the unaudited consolidated financial statements




















                     WIRELESS SYNERGIES, INC.
                   (A Development Stage Company)
               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)


                                                          For the
                                                           period
                                                            from
                                                         August 19,
                                                         1999 (date
                                      Six Months Ended       of
                                        December 31,     inception)
                                                            thru
                                                          December
                                                          31, 2001
                                       2001       2000
    Cash flows from operating
    activities:
         Net income from operating           $         $          $
    activities                        (11,200)         -   (20,775)
         Adjustments to reconcile
    net income to net cash:
             Common stock issued
    in connection with acquisition           -         -      2,575
             Expenses paid by
    related party on Company's               -         -      3,500
    behalf
             Depreciation and                -         -        500
    amortization
              Change in:
                   Other assets                        -      1,500
                   Accounts
    payable and accrued expenses             -         -      1,500
        Net cash from operating       (11,200)         -   (11,200)
    activities

    Cash flows used in investing
    activities:
         Net cash used in                    -         -          -
    investing activities

    Cash flows (used in)/provided
    by financing activities:
         Advances from
    Stockholders                        11,200               11,200
         Net cash used in               11,200
    financing activities                               -     11,200

    Net increase in cash and cash            -         -          -
    equivalents

    Cash and cash equivalents at             -         -          -
    July 1,

    Cash and cash equivalents at             $         $          $
    December 31,                             -         -          -


    Supplemental Disclosures of
    Cash Flow Information
    Cash paid during the period              $         $          $
    for interest                             -         -          -
    Income taxes paid
    Common stock issued in                   -                5,750
    connection with merger
    Common stock issued in
    connection with acquisition of           -         -      2,000
    license
    Company debts paid by related
    party and considered                     -         -      3,500
    additional paid in capital
    Common stock issued in                   -         -      2,575
    exchange for services


See accompanying footnotes to the unaudited consolidated financial statements










                      WIRELESS SYNERGIES, INC
                   (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001
                            (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated June 30, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

The Registrant began operations on August 19, 1999, and accordingly, income statements and statements of cash flows for the comparable periods of the preceding fiscal years have not been presented.


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





                      WIRELESS SYNERGIES, INC
                   (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001
                            (UNAUDITED)

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


NOTE B- BASIS OF PRESENTATION

Wireless Synergies, Inc., formerly Texas E-Solutions, Inc. was formed on August 19, 1999 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (SFAS No. 7) and was originally formed to distribute vitamins, minerals, nutritional supplements, and other health and fitness products.

In August 2001 the Company entered into a Merger Agreement to market and develop wireless technologies. The company issued 5,750,000 additional shares of its common stock in anticipation of the merger and 2,000,000 shares of previously issued common stock was also given as part of the merger agreement. In November 2001, the parties involved in the Merger Agreement agreed to rescind the transaction due to adverse capital market conditions and lack of consideration. However, the shares issued in connection with the merger were not canceled and returned to the company until February 2002.

The Company is currently devoting its activities to investigating various business activities. From its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses.

The  following discussion should be read in conjunction  with  the
Company's  Condensed  Financial  Statements  and  Notes   thereto,
included elsewhere within this Report.








Item 2.  Management's Plan of Operation

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.


Forward Looking Statements

Certain statements included herein or incorporated by reference constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "reform act"). The company desires to take advantage of certain "safe harbor" provisions of the reform act and is including this special note to enable the company to do so. Forward-looking statements included or incorporated by reference in this part involve known and unknown risks, uncertainties and other factors which would cause the company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements.

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


Costs and expenses

From its inception on August 19, 1999 through December 31, 2001, the Company has not generated any revenues. The Company has incurred expenses of $ 20,775 during this period. These expenses were associated principally with organization costs and professional services.



Liquidity and Capital Resources

As  of  December  31, 2001, the Registrant had a  working  capital deficiency of
$12,700. The Registrant did not generate any cash flow from operating activities during this period. The Company has relied on significant shareholders to pay for professional fees and organization costs during this period.

While the Company's significant shareholders have paid Company debts in the past, there is no assurance this will continue in the future. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2001 Form 10-KSB, that the Company has not generated any revenues, has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development

The Registrant currently is not engaged in any Company-sponsored research and development and does not anticipate incurring such costs within the next twelve months.


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

Number of Employees

During the period ended December 31, 2001, the Company had no employees and does not anticipate hiring any personnel during the next twelve months. Should the Registrant begin operations and generating revenues, the Company shall hire employees. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund any projected increase in the number of employees.











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

     Item 4.  Submission of Matters to a Vote of Security Holders
               None

     Item 5.  Other Information

               None

     Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                    None

              (b) Reports  on  Form  8-K filed  during  the  three
                    months ended December 31, 2001.

                 On December 27, 2001, the Company filed a Current
Report on Form
          8-K dated December 15, 2001, reporting under Item 4, a
          change in the                       Company's certifying
          accountants.



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wireless Synergies, Inc.
                                                        Registrant


February 15, 2002               By:   /s/ Ben Hansel
Date                                      Ben Hansel
                                                     President and
                                           Chief Executive Officer