Form 10QSB
period 2002-03-31
WIRELESS SYNERGIES INC
filed 2002-05-20
CIK 1094767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                          -----------------------------

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

(  )     Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from ___________  to  _____________

Commission File Number: 000-32229


                            Wireless Synergies, Inc.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                          76-0616474
-------------------------------------------                --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    21700 Oxnard Street, Suite 1030
      Woodland Hills, California                                    91367
-------------------------------------------                --------------------
(Address of principal executive offices)                           Zip Code

         Issuer's telephone number                             (818) 593-2225
-------------------------------------------                --------------------

                                     June 30
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

         Yes _________                         No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock as of May 20, 2002 was 18,697,279.

                     WIRELESS SYNERGIES, INC AND SUBSIDIARY

                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                     Page Number

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheet as of March 31, 2002 ...............    1

            Consolidated Statements of Operations for the three
            months ended March 31, 2002 and March 31, 2001 ................    2

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and March 31, 2001 .......................    3

            Notes to Consolidated Financial Statements.....................    4

   Item 2.  Management's Discussion and Analysis or Plan of Operation......   13

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings.....................................   16

            Item 2.  Changes in Securities.................................   16

            Item 3.  Defaults Upon Senior Securities.......................   16

            Item 4.  Submission of Matters to a Vote of
                     Securities Holders....................................   16

            Item 5.  Other Information.....................................   16

            Item 6.  Exhibits and Reports on Form 8-K......................   16

                     Signatures............................................   18

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                               WIRELESS SYNERGIES, INC. AND SUBSIDIARY
                                                     Consolidated Balance Sheet
                                                                                                   March 31, 2002
                                                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                             $2,611,162
     Accounts receivable                                                                                      625,000
                                                                                                   ------------------
          Total current assets                                                                              3,236,162
                                                                                                   ------------------


Property and equipment, net of accumulated depreciation of $254,916                                           572,024
                                                                                                   ------------------
Other assets:
     Capitalized master recordings                                                                            300,000
     Deposits                                                                                                  28,665
                                                                                                   ------------------
          Total other assets                                                                                  328,665
                                                                                                   ------------------
          Total assets                                                                                     $4,136,851
                                                                                                   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                                $371,052
                                                                                                   ------------------
          Total current liabilities                                                                           371,052
                                                                                                   ------------------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 shares authorized, 18,697,279 shares issued
          and outstanding                                                                                      18,697
     Preferred stock, $.001 par value; 1,000,000 shares authorized, 0 shares issued and
          outstanding                                                                                              --
     Additional paid-in capital                                                                             6,331,752
     Subscriptions receivable                                                                                (20,421)
     Accumulated deficit                                                                                  (2,564,229)
                                                                                                   ------------------
          Total stockholders' equity                                                                        3,765,799
                                                                                                   ------------------
          Total liabilities and stockholders' equity                                                       $4,136,851
                                                                                                   ==================
               The accompanying notes are an integral part of these consolidated financial statements.



                                                                 1



                                               WIRELESS SYNERGIES, INC. AND SUBSIDIARY
                                                Consolidated Statements of Operations

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                              March 31,
                                                                                       2002               2001
                                                                                   (Unaudited)         (Unaudited)

Revenues, net of allowance for returns                                                     $42             $(20,228)

Cost of sales                                                                            1,264               28,264
                                                                                --------------          -----------

          Gross profit (loss)                                                           (1,222)             (48,492)
                                                                                --------------          -----------
Operating expenses:
     Salaries and wages                                                                402,289              367,674
     Professional services                                                             228,917              629,048
     Selling, general and administrative expenses                                      395,268              371,481
                                                                                --------------          -----------
          Total operating expenses                                                   1,026,474            1,368,203
                                                                                --------------          -----------
Operating loss                                                                      (1,027,696)          (1,416,695)
                                                                                --------------          -----------
Other income (expense):
     Loss on sale of assets                                                             (7,354)                   -
     Interest income                                                                     5,492                  320
                                                                                --------------          -----------
          Total other income (expense)                                                  (1,862)                 320

Loss before provision for income taxes                                              (1,029,558)          (1,416,375)

Provision for income taxes                                                                   -                    -
                                                                                --------------          -----------
Net loss                                                                           $(1,029,558)         $(1,416,375)
                                                                                ==============          ============
Basic and diluted loss per common shares                                                $(0.09)              $(0.13)
                                                                                ==============          ============
Basic and diluted weighted average common shares outstanding                         11,195,647          10,552,095
                                                                                ==============          ============

               The accompanying notes are an integral part of these consolidated financial statements.







                                                WIRELESS SYNERGIES, INC. AND SUBSIDIARY
                                                 Consolidated Statements of Cash Flows


                                                                                          Three Months Ended
                                                                                 ------------------------------------
                                                                                                March 31,
                                                                                         2002               2001
                                                                                      (Unaudited)        (Unaudited)
Cash flows from operating activities:
     Net loss                                                                         $(1,029,558)       $(1,416,375)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                29,553              37,538
              Loss on disposition of fixed assets                                           7,354                   -
              Non-cash advertising expense                                                 20,268                   -
              Changes in operating assets and liabilities:
                   Accounts receivable                                                      5,040              58,556
                   Accounts payable                                                      (208,881)             39,034
                                                                                       -----------         ----------
     Net cash used in operating activities                                             (1,176,224)         (1,281,247)
                                                                                       -----------         ----------
Cash flows from investing activities:
     Purchases of fixed assets                                                            (17,874)            (42,027)
     Proceeds from disposal of fixed assets                                                13,559                   -
                                                                                       -----------         ----------
     Net cash used in investing activities                                                 (4,315)            (42,027)
                                                                                       -----------         ----------
Cash flows from financing activities:
     Principal borrowing from related parties                                                   -             550,000
     Proceeds from the sale of common stock, net of offering costs                      2,285,000                   -
     Proceeds from the sale of preferred stock, net of offering costs                     468,750             345,000
                                                                                       -----------         ----------
     Net cash provided by financing activities                                          2,753,750             895,000
                                                                                       -----------         ----------
Net increase in cash                                                                    1,573,211            (428,274)

Cash at beginning of period                                                             1,037,951             583,849
                                                                                       -----------         ----------
Cash at end of period                                                                  $2,611,162            $155,575
                                                                                       ===========         ==========
Supplemental disclosure of cash flow information:
     Interest paid during the period                                                         $600                $100
                                                                                       ===========         ==========
     Income taxes paid during the period                                                       $-                  $-
                                                                                       ===========         ==========

               The accompanying notes are an integral part of these consolidated financial statements.




                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         These interim financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which will be included in Amendment No. 1 to Current Report on Form 8-K/A of Wireless Synergies, Inc. (the "Company" or "Wireless Synergies") to be filed with the Securities and Exchange Commission on or before June 14, 2002.

NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES

         The Company was incorporated on August 19, 1999 under the laws of the State of Nevada. Until March 29, 2002, the Company was a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (SFAS No. 7). From inception until March 29, 2002, the Company was a public shell corporation which conducted no meaningful business operations and had no revenues.

         On March 13, 2002, the Company, its wholly owned subsidiary 2K Sounds Merger Co., Inc. ("Merger Sub"), and 2KSounds, Inc. ("2KSounds") entered into an Amended and Restated Agreement and Plan of Merger (the "Agreement"), as amended by that certain letter agreement dated March 21, 2002 (the "Letter," the Agreement and the Letter are collectively referred to as the "Merger Agreement"), whereby on March 29, 2002, 14,197,279 shares of the common stock of the Company were exchanged for 100% of the common stock (totaling 29,214,490 shares) and 100% of the preferred stock (totaling 3,924,667 shares) of 2KSounds. Prior to this transaction, Wireless Synergies had 4,500,000 shares issued and outstanding; accordingly, after the consummation of this transaction, the Company had 18,697,279 shares outstanding. The transaction is accounted for as a reverse merger (the "Merger"), whereby 2KSounds was considered the accounting acquiror, as the management of 2KSounds now controls Wireless Synergies after the Merger. As a result, a reclassification has been recorded in the accounts of 2KSounds for the change in the number of shares outstanding as a result of the Merger.

         2KSounds, which was incorporated on December 2, 1999 under the laws of the State of California, locates new musical talent, produces their recordings, and promotes and distributes their music through a variety of methods, including joint ventures with major record labels, sub-labeling and partnerships on albums by existing artists.

         As a result of the Merger, Merger Sub was merged with and into 2KSounds, with 2KSounds as the surviving corporation. 2KSounds continues as a subsidiary of the Company and as its sole operating entity, and its historical financial statements have replaced those of

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements


NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES, continued

those of Wireless Synergies. In furtherance of the historical financial statements of 2KSounds replacing those of the Company, the Company's Board of Directors approved a change in the fiscal year of the Company from June 30 to December 31.

         On May 21, 2002, the Company will change its name from Wireless Synergies, Inc. to 2KSounds Corporation.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and 2KSounds, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

Risks and Uncertainties

         The Company, through its operating subsidiary 2KSounds, is subject to risks and uncertainties common to growing companies engaged in the promotion and distribution of music, including but not limited to the level of commercial acceptance by the public of the music offerings of the Company's artists, the long-term "staying power" of the Company's artists and their songs, the Company's ability to retain existing artists and recruit new artists, the timing and success of the Company's promotions of its artists, the Company's ability to enter into joint venture distribution and promotion agreements, which reduce its risk in investing in new unproven artists, and fluctuations in the demand for recorded music sales and products associated with music and other entertainment events.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operational history and has experienced significant losses from operations for the period ended March 31, 2002, and had an accumulated deficit of $2,564,229 at March 31, 2002. The Company expects to continue to increase its revenues from the exploitation of music recorded by artists signed by the Company to recording contracts. The Company also intends to fund the development of additional artists through additional equity financing arrangements and revenue from albums the Company expects to release in the next six to twelve months, which management believes will be sufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. There are no assurances, however, that the Company will generate sufficient revenue from album sales or complete any equity financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan or generate positive operating results. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES, continued

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis, which approximates the first-in, first-out basis. Market is determined by estimates of the projected sales value of the inventory to customers.

         Such value is based on management's forecast for sales of the Company's products. The industry in which the Company operates is characterized by constant change in consumer preferences, making accurate forecasting extremely difficult. As such, inventory has been written down to zero for financial statement purposes as of March 31, 2001 and 2002 with the corresponding expense recorded as a component of cost of goods sold.

Advance Royalties

         The Company records advance royalties for monies paid to and expenses paid on behalf of their recording artists that will be repaid through royalties to be earned on future sales. These advances are recorded as an asset, with a reserve for amounts that are considered uncollectible. As of March 31, 2001 and 2002 the entire amount of such advances have been fully reserved.

Capitalized Master Recordings

         In 2000, the Company acquired recordings and the rights to manufacture, distribute and commercially exploit an album featuring Patsy Cline for $300,000 of consideration. Pursuant to Statement of Financial Accounting Standards No. 50, "Financial Reporting in the Record and Music Industry," costs borne by the Company for the production of master recordings should be capitalized and amortized over the period revenue is realized. As the Company has not yet begun distribution of this album, no amount of amortization has been recognized, but will begin once distribution of the album begins.

Revenue Recognition

         The Company recognizes revenue on album sales when such albums are shipped to record stores, retail stores, and distributors. The Company records a reserve for returns at the time of sale based on an estimated amount of returns. Current period revenues are decreased or increased when projected returns from sales in prior periods are estimated to be in excess of, or less than, reserves previously recognized.

Earnings Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES, continued

Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Stock-Based Compensation

         The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Comprehensive Income

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a material effect on the Company's results of operations or financial position as the Company has no items of comprehensive income.

Segments of Business

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment as disclosed in the accompanying consolidated statements of operations. The Company has no foreign sales.

Recent Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS 141 to have a material impact on its financial statements.

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES, continued


         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

Stock Conversion as a Result of the Merger

         As a result of the Merger, all 2KSounds shareholders received .428414 of a share of the Company's common stock for each share of 2KSounds common and preferred stock they owned prior to the Merger. As a result all references to stock have been adjusted for this ratio.

Preferred Stock

         The articles of incorporation of 2KSounds authorize it to issue up to 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). The outstanding shares of Series A Preferred Stock, which were exchanged for shares of the Company's common stock in the Merger, had, subject to certain conditions, a liquidation preference of $1.00 per share plus any declared and unpaid dividends, and were convertible at any time into such number of fully paid and non-assessable shares of common stock at a conversion price determined by dividing $1.00 by the applicable conversion rate then in effect.

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 3 - STOCKHOLDERS' EQUITY, continued

         During the three months ended March 31, 2002, 2KSounds sold 214,207 of its Series A Preferred Stock to investors for net consideration of $468,750 (net of issuance costs of $131,250).

         On March 29, 2002, pursuant to the Merger, all of the outstanding shares of 2KSounds' Series A Preferred Stock were converted to shares of common stock of Wireless Synergies at the ratio of .428414 shares of Wireless Synergies' stock for each share of 2KSounds' stock (see Note 2).

         The articles of incorporation of Wireless Synergies authorize the Company to issue up to 1,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series with such powers, designations, preferences and other rights as the Board of Directors of the Company may from time to time determine. All shares of any series shall be equal in rank and identical in all respects. As of March 31, 2002, there were no shares of Wireless Synergies preferred stock outstanding.

Common Stock

         In January 2002, 2KSounds issued 34,733 shares of its common stock valued at $20,268 (based on the estimated fair market value on the date of grant) to an outside party for advertising and promotion services.

         In March 2002, 2KSounds sold 1,713,656 shares of its common stock to an investor for net proceeds of $1,965,000 (net of issuance costs of $1,035,000).

         During the quarter ended March 31, 2002, 2KSounds issued 1,785 shares of its common stock in connection with the exercise of a stock option for a subscription receivable of $208.

Stock Options

         Prior to the Merger with Wireless Synergies, 2KSounds had adopted the 2000 Stock Option Plan (the "2000 Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to employees, directors, and consultants of 2KSounds for the purchase of up to 12,000,000 shares of 2KSounds' common stock. The exercise price per share under the 2000 Plan shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% for persons owning 10% or more of the voting power of the Company, as defined. The exercise price per share under non-qualified stock options shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 2000 Plan terminates automatically on March 8, 2010. During the quarter ended March 31, 2002, 2KSounds issued 390,000 options to employees with an exercise price equal to the fair market value on the date of grant. Such options vest over four years and expire in ten years. Since the exercise price of these options was equal to the fair market value on the date of grant, no compensation expense was recognized for the granting of these options. During the quarter ended March 31, 2002, 2KSounds issued 800,000 options as a commission related to the sale of its common stock. These options have an exercise price equal to the fair market value on the date. Of the 800,000 options granted, 400,000 vested

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 3 - STOCKHOLDERS' EQUITY, continued

immediately, with the remaining vesting at a rate of 16,667 per month. All such options will expire in ten years. Since these options were issued in connection with equity fundraising, no compensation expense was recognized for the granting of these options.

         Pursuant to the terms of the Merger Agreement, all options to purchase shares of 2KSounds common stock outstanding prior to the Merger (totaling 2,290,000 shares) were converted (at a rate of .428414 shares of Wireless Synergies' common stock for each share of 2KSounds' common stock) into options to purchase 981,068 shares of Wireless Synergies' common stock with similar terms.

Warrants

         From time to time, 2KSounds issued warrants to certain of its investors. Prior to the Merger, 2KSounds had outstanding 750,800 warrants. Pursuant to the Merger Agreement, all warrants to purchase 2KSounds' common stock outstanding at the time of merger were converted (at a rate of .428414 shares of Wireless Synergies' common stock for each share of 2KSounds' common stock) into 321,653 warrants to purchase Wireless Synergies' common stock with similar terms.

NOTE 4 - RELATED PARTY TRANSACTIONS

Stockholders' Agreement

         The majority stockholders (collectively, the "Stockholders") entered into a stockholders' agreement with 2KSounds on March 13, 2002 which was adopted by Wireless Synergies upon consummation of the Merger (the "Stockholders' Agreement"). The Stockholders' Agreement provides, among other things, that, for so long as each Stockholder shall own beneficially at least two percent of the fully diluted capital stock of the Company, each Stockholder shall take all actions as may be necessary or appropriate within their power, including voting all shares of common stock owned, to cause the Board of Directors of the Company to consist (i) solely and entirely of the Stockholders or their respective designees, and (ii) of such other person as an independent director who shall be acceptable to a majority of the Stockholders.

         The Stockholders' Agreement also restricts the transfer of the common stock owned by the Stockholders and provides for "Tag-Along" and "Drag-Along" rights. Pursuant to such "Tag Along" right, any Stockholder proposing to transfer his shares of common stock shall refrain from making such transfer unless, prior to the consummation thereof, the other Stockholders have been afforded the opportunity to join in such sale on a pro rata basis, pursuant to the provisions of the Stockholders' Agreement. Pursuant to the "Drag-Along" right, if one or more Stockholders proposes to transfer to a non-affiliated third person all of their shares of common stock at any time when: (i) such selling Stockholder(s) own at least 35% of the fully diluted common stock; and
(ii) the total number of shares proposed to be sold constitutes at least 50% of the fully diluted common stock, then such selling Stockholder(s) shall have the right to require the other Stockholders to sell all their shares of common stock to such non-affiliated third person

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

on the same terms and for the same consideration per share as is being paid to the selling Stockholder(s).

         The Stockholders' Agreement terminates upon the earlier to occur of December 31, 2004 or the occurrence of a fundamental event, which is described as (i) the sale or issuance by the Company of shares of common stock in any one or more transactions to any person such that the common stock owned by such person subsequent to such sale of issuance equals more than 50% of the issued and outstanding common stock; (ii) the sale of all or substantially all the assets of the Company or its 2KSounds subsidiary to any unaffiliated third person; and (iii) the merger, consolidation or combination of the Company with or into any unaffiliated third person, in each instance, where the composition of a majority of the members of the Board of the surviving corporation or other entity shall no longer be the Stockholders or otherwise under the direct influence and control of the Stockholders.

Agreement with JAM'N-D Records

         On April 11, 2002, the Company entered into a Memorandum of Understanding with JAM'N-D Records ("JAM'N-D") and J. Michael Nixon, a director and 13.7% stockholder of the Company, pursuant to which, among other things, the Company has agreed to distribute recorded music produced by JAM'N-D. Mr. Nixon owns a majority of the outstanding capital stock of JAM'N-D.

         During the two year period ending April 11, 2004, JAM'N-D has the right to sign up to five recording artists, subject to the approval of the Company. For each recording artist signed by JAM'N-D and approved by the Company (the "JAM'N-D" Artists"), JAM'N-D shall reimburse the Company up to $1.0 million for expenses the Company incurs in connection with the recording, manufacturing, marketing and promotion of each JAM'N-D Artist, as well as exploiting records derived from the master recordings of each such artist (an "Allowance"). JAM'N-D may recoup all or any portion of the Allowance allocated for each JAM'N-D Artist from the exploitation of recorded music. The Company is responsible for any expenses which exceed $1.0 million, provided that such excess is recoupable from the exploitation of recorded music on an equal dollar for dollar basis as those expenses recoupable by JAM'N-D.

         Subject to the right of recoupment, the net proceeds derived from the exploitation of music recorded by JAM'N-D Artists will be divided between JAM'N-D and the Company, with JAM'N-D receiving 75% and the Company receiving 25% of such net proceeds. If the combined sales of records from all JAM'N-D Artists is 500,000 units, then the division of the net proceeds shall be adjusted, as defined, with JAM'N-D receiving 60% and the Company receiving 40% of such net proceeds. If the combined sales of records from all the JAM'N-D Artists is 1.0 million units, then the division of the net proceeds shall be further adjusted, as defined, with each of JAM'N-D and the Company receiving 50% of such net proceeds.

         The Company will receive a distribution fee from the gross proceeds realized from the exploitation of recorded music under this agreement in the amount of 21% of such gross proceeds realized.

         The Company may purchase all of the outstanding shares of capital stock of JAM'N-D if the combined record sales of all JAM'N-D Artists exceeds 2.0 million units. If the Company

                     WIRELESS SYNERGIES, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTION, continued

exercises such option, the purchase price would be equal to two and one-half times the aggregate amount of Allowances actually spent by the Company. Such purchase price may be paid in whole or in part in the form of shares of the Company's common stock.

NOTE 5 - SUBSEQUENT EVENTS

         On April 22, 2002, the Company's shareholders approved the 2002 Stock Option Plan (the "2002 Plan"). Under the 2002 Plan, the Company may grant options to purchase up to 60,000,000 shares of its common stock to employees, directors and consultants of the Company. Options under the 2002 may be either incentive or non-qualified stock options. Pursuant to the Merger, all options to purchase shares of 2KSounds common stock under the 2000 Plan outstanding prior to the Merger (totaling 2,290,000 shares), were converted (at a rate of .428414 shares of Wireless Synergies' common stock for each share of 2KSounds' common stock) into options to purchase 981,068 shares of Wireless Synergies' common stock under the 2002 Plan.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         The following discussion of the Company's results of operations and analysis of financial condition for the three months ordered March 31, 2002 should be read in conjunction with the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-QSB, including the accompanying notes thereto. For purposes of the following discussion and analysis of the results of operations and liquidity and capital resources, all references to the term "Company" refer only to the operations of 2KSounds, since it is deemed to be the surviving entity of the Merger for accounting purposes.

         Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe" or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors. Such risks and uncertainties include, without limitation, the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, competition, internet-related risks, dependence on key personnel, dependence on content acquisition, creation and licensing, and the Company's need for additional capital. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors should carefully review the risk factors and other disclosures set forth in other reports or documents that the Company files from time-to-time with the Securities and Exchange Commission and matters generally affecting the music industry.

REVENUE RECOGNITION

         The Company recognizes revenue on album sales when such albums are shipped to record stores, retail stores, and distributors. The Company records a reserve for returns at the time of sale based on an estimated amount of returns. Current period revenues are decreased or increased when projected returns from sales in prior periods are estimated to be in excess of, or less than, reserves previously recognized.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

         Revenues increased $20,270 to $42 for the three months ended March 31, 2002 from ($20,228) for the three months ended March 31, 2001. In the three months ended March 31, 2001, product returns were greater than sales. Sales for the three months ended March 31, 2002 were low due to efforts to begin production of new talent.

         During the fiscal year ended December 31, 2001, the Company was limited in its ability to produce, promote and release record albums because of its limited financial resources. As a result, the Company has limited sources of revenue at the present time. Management believes that the additional capital raised during the last quarter of 2001 and the first quarter of 2002 will enable the Company to more actively pursue its business plan and produce, promote and release a greater number of record albums during the remainder of 2002. Management expects that the albums released by the Company will generate revenue in 2002 and in 2003.

COST OF SALES

         Cost of sales decreased $27,000, or 96%, to $1,264 for the three months ended March 31, 2002 from $28,264 for the three months ended March 31, 2001. This decrease was due primarily to less inventory impairment recognized during the three months ended March 31, 2002. For the three months ended March 31, 2001, the Company recognized approximately $21,000 of impairment losses for returned inventory.

SALARY AND WAGES

         Salary and wages increased $34,615, or 9.0%, to $402,289 for the three months ended March 31, 2002, from $367,674 for the three months ended March 31, 2001. This increase was due primarily to increases in officer and employee salaries. Until the second quarter of 2001, the Chief Executive Officer and Executive Vice President of the Company took no salaries, and the President of the Company took only 45% of his salary.

PROFESSIONAL FEES

         Professional fees decreased $400,131, or 64%, to $228,917 for the three months ended March 31, 2002, from $629,048 for the three months ended March 31, 2001. The primary components of this decrease were reductions made in promotional and production expenses for artists.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses increased by $23,787, or 6.0%, to $395,268 for the three months ended March 31, 2002, from $371,481 for the three months ended March 31, 2001. This increase was primarily due to increased office rental and reserves recognized for uncollectible advance royalty payments. Additionally, during the three months ended March 31, 2001, the Company received $500,000 in reimbursement for certain expenses, which was recorded as an offset to selling, general and administrative expenses.

INTEREST INCOME

         Interest income, net increased by $5,172 to $5,492 for the three months ended March 31, 2002 from $320 from the three months ended March 31, 2001. This increase was primarily due to the Company maintaining higher cash balances during the three months ended March 31, 2002. The Company had no significant interest expense for either period.

NET LOSS

         The Company's net loss decreased by $386,817, or 27%, to $1,029,558 for the three months ended March 31, 2002, from a net loss of $1,416,375 for the three months ended March 31, 2001. The Company's net loss in the three months ended March 31, 2002 was largely due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2002 the Company realized: (i) $13,559 from the sale of certain fixed assets; (ii) $2,285,000, net offering costs, from the sale of shares of its common stock; and (iii) $468,750, net of offering costs, from the sale of its preferred stock. These transactions offset cash used in operating activities in the amnount of $1,176,224. Cash and cash equivalents increased by $1,573,211 for the three months ended March 31, 2002.

         For the three months ended March 31, 2001 the Company borrowed $550,000 from related parties and sold shares of its preferred stock, net of offering costs, in the amount of $345,000. The proceeds from the borrowings from related parties and the sales of preferred stock partially offset net cash used in operating activities in the amount of $1,281,247, and purchases of fixed assets in the amount of $42,027. For the three months ended March 31, 2001, cash and cash equivalents decreased by $428,274.

         Historically, the Company has relied on sales of its equity securities to fund its operations. The Company generated an insignificant amount of revenue during the three months ended March 31, 2002, and there is no guarantee that the Company will be able to generate sufficient revenues in the future to fund its operations. Should the Company's operations continue to use net cash, the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner or on terms favorable to the Company, or at all.

         The Company expects to continue to increase revenues from the sale of recorded music. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt or equity financings, or both, which may nevertheless be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. While there can be no assurances about future results, the Company believes it has adequate cash to fund its ongoing cash burn rate (approximately $225,000 per month) through the balance of the Company's current fiscal year. In the event additional revenues are not generated, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES.

          On March 29, 2002, in connection with the closing of the Merger, the Company issued 14,197,279 shares of its common stock to the stockholders of 2KSounds in exchange for 100% of the outstanding capital stock of 2KSounds, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company reserved 1,302,721 shares of common stock for issuance upon exercise of 2KSounds options and warrants which were converted in the merger into options and warrants to purchase shares of the Company's common stock.

          After giving effect to the merger, the Company had outstanding 18,697,279 shares of common stock and an additional 1,302,721 shares of common stock reserved for issuance upon exercise of 2KSounds stock options and warrants converted in the merger.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits:

          None.

          Reports on Form 8-K:

          1. The Company filed a Current Report on Form 8-K on March 1, 2002 to announce that it had entered into the agreement and plan of merger, dated February 12, 2002, with MergerCo and 2KSounds (the "Initial Merger Agreement"), and to disclose the terms of the proposed merger.

          2. On March 4, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K/A to amend, in its entirety, the disclosures contained in the Current Report on Form 8-K it had filed on March 1, 2002.

          3. On March 20, 2002, the Company filed Amendment No. 2 to Current Report on Form 8-K/A to disclose that on March 13, 2002, it had entered into an amended and restated agreement and plan of merger with MergerCo and 2KSounds (the "Merger Agreement"), and to disclose the terms of the Merger Agreement.

          4. On March 22, 2002, the Company filed Amendment No. 3 to Current Report on Form 8-K/A to disclose the correction of an inadvertent error in the Merger Agreement concerning the proposed forward stock split of the Company's outstanding shares of common stock to be effected at a future date following the consummation of the merger. Such report disclosed that the proposed forward stock split would be on a 20-for-1 basis, and not the 10-for-1 basis previously disclosed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    WIRELESS SYNERGIES, INC.


Dated:  May 20, 2002                                By:/s/John Guidon
                                                       -------------------------
                                                       John Guidon
                                                       Chief Executive Officer