Form 10QSB
period 2002-06-30
2KSOUNDS CORP
filed 2002-08-19
CIK 1094767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                            -------------------------

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

(  )     Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from         to
                                       --------   --------

Commission File Number: 000-32229


                              2KSounds Corporation
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                    76-0616474
---------------------------------------------------  ---------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)


        21700 Oxnard Street, Suite 1030
        Woodland Hills, California                              91367
---------------------------------------------------  ---------------------------
      (Address of principal executive offices)                Zip Code


             Issuer's telephone number                      (818) 593-2225
---------------------------------------------------  ---------------------------

                            Wireless Synergies, Inc.
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

             Yes                                          No
                --------                                    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common stock as of August 15, 2002 was 375,374,151.

                      2KSOUNDS CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                     Page Number

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheet as of June 30, 2002 .................   1

           Consolidated Statements of Operations for the three and six
           months ended June 30, 2002 and June 30, 2001 ...................   2

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2002 and June 30, 2001 ..........................   3

           Notes to Consolidated Financial Statements......................   4

  Item 2.  Management's Discussion and Analysis or Plan of Operation.......  12

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................  24

  Item 2.  Changes in Securities...........................................  24

  Item 3.  Defaults Upon Senior Securities.................................  24

  Item 4.  Submission of Matters to a Vote of Securities Holders...........  24

  Item 5.  Other Information...............................................  25

  Item 6.  Exhibits and Reports on Form 8-K................................  25

           Signatures......................................................  26

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

                      2KSOUNDS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                                              June 30, 2002
                                                               (Unaudited)
ASSETS                                                        --------------
Current assets:
     Cash and cash equivalents                                   $2,041,663
     Accounts receivable                                              5,755
                                                              --------------
          Total current assets                                    2,047,418
                                                              --------------
Property and equipment, net of accumulated
   depreciation of $285,002                                         545,302
                                                              --------------
Other assets:
     Capitalized master recordings                                  300,000
     Deposits                                                        28,665
                                                              --------------
          Total other assets                                        328,665
                                                              --------------
          Total assets                                           $2,921,385
                                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                      $117,373
                                                              --------------
          Total current liabilities                                 117,373
                                                              --------------
Commitments and contingencies Stockholders' equity:
     Common stock, $.001 par value; 500,000,000 shares
          authorized, 375,374,151 shares issued and outstanding     375,375
     Preferred stock, $.001 par value; 100,000,000 shares
          authorized, 0 shares issued and outstanding                  --
     Additional paid-in capital                                   6,125,074
     Subscriptions receivable                                       (20,421)
     Accumulated deficit                                         (3,676,016)
                                                              --------------
          Total stockholders' equity                              2,804,012
                                                              --------------
          Total liabilities and stockholders' equity             $2,921,385
                                                              ==============

The accompanying notes are an integral part of these consolidated financial statements.

                      2KSOUNDS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                          For the Three Months              For the Six Months
                                                             Ended June 30,                    Ended June 30,
                                                   -------------------------------   -------------------------------
                                                         2002             2001             2002             2001
                                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                   --------------   --------------   --------------   --------------

Revenues:
     Product, net of allowance for returns         $     52,952     $     96,341     $     52,994     $     76,113
     Service                                                 -         3,500,000              -          3,500,000
                                                   --------------   --------------   --------------   --------------

         Total revenues                                  52,952        3,596,341           52,994        3,576,113

Cost of sales                                             6,870          150,123            8,134          178,387
                                                   --------------   --------------   --------------   --------------
         Gross profit                                    46,082        3,446,218           44,860        3,397,726
                                                   --------------   --------------   --------------   --------------
Operating expenses:
    Salaries and wages                                  457,943          567,993          860,232          935,667
    Professional services                               173,476          204,569          402,393          833,617
     Selling, general and administrative                533,823          415,945          929,091          787,426
                                                   --------------   --------------   --------------   --------------
         Total operating expenses                     1,165,242        1,188,507        2,191,716        2,556,710
                                                   --------------   --------------   --------------   --------------
Operating income (loss)                              (1,119,160)       2,257,711       (2,146,856)         841,016
                                                   --------------   --------------   --------------   --------------
Other income (expense):
     Settlement income                                       -           500,000              -            500,000
     Loss on sale of assets                                  -                -            (7,354)              -
     Interest income (expense)                            7,373          (18,341)          12,865          (18,021)
                                                   --------------   --------------   --------------   --------------
         Total other income (expense)                     7,373          481,659            5,511          481,979
                                                   --------------   --------------   --------------   --------------
Income (loss) before provision for income taxes      (1,111,787)       2,739,370       (2,141,345)       1,322,995

Provision for income taxes                                   -           493,000              -            493,000
                                                   --------------   --------------   --------------   --------------
Net income (loss)                                  $ (1,111,787)    $  2,246,370     $ (2,141,345)    $    829,995
                                                   ==============   ==============   ==============   ==============
Income (loss) per common share:
       Basic and diluted                           $      (0.00)    $       0.01     $      (0.01)    $       0.00
                                                   ==============   ==============   ==============   ==============
Weighted average common shares outstanding:
       Basic                                        373,945,580      215,314,450      299,715,285      213,189,978
                                                   ==============   ==============   ==============   ==============
       Diluted                                      373,945,580      252,864,766      299,715,285      250,740,294
                                                   ==============   ==============   ==============   ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                      2KSOUNDS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                            -------------------------------
                                                                                 2002             2001
                                                                            --------------   --------------
                                                                             (Unaudited)       (Unaudited)

Cash flows from operating activities:
     Net loss                                                               $ (2,141,345)    $    829,995
     Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
              Depreciation and amortization                                       59,639           76,553
              Loss on disposition of fixed assets                                  7,354               -
              Estimated fair market value of common stock
                   issued for services                                           120,628               -
              Estimated fair market value of options and
                   warrants issued for services                                       -            71,000
                   Deferred taxes                                                     -           493,000
               Changes in operating assets and liabilities:
                    Accounts receivable                                          624,285           28,035
                    Accounts payable                                            (142,560)         150,121
                                                                            --------------   --------------
     Net cash (used in) provided by operating activities                      (1,472,359)       1,648,704
                                                                            --------------   --------------
Cash flows from investing activities:
     Purchases of fixed assets                                                   (21,239)         (71,954)
     Proceeds from disposal of fixed assets                                       13,560               -
                                                                            --------------   --------------
     Net cash used in investing activities                                        (7,679)         (71,954)
                                                                            --------------   --------------
Cash flows from financing activities:
     Proceeds from the sale of common stock, net of offering costs             2,015,000               -
     Proceeds from the sale of preferred stock, net of offering costs            468,750          275,650
     Principal payments on related party notes payable                                -        (1,200,000)
     Principal borrowing from related parties                                         -           550,000
     Redemption of preferred stock                                                    -          (400,000)
                                                                            --------------   --------------
     Net cash provided by (used in) financing activities                       2,483,750         (774,350)
                                                                            --------------   --------------
     Net increase in cash                                                      1,003,712          802,400

Cash at beginning of period                                                    1,037,951          583,849
                                                                            --------------   --------------
Cash at end of period                                                       $  2,041,663     $  1,386,249
                                                                            ==============   ==============

Supplemental disclosure of cash flow information:

Interest paid during the period                                             $        900     $     50,100
                                                                            ==============   ==============
Income taxes paid during the period                                         $         -      $         -
                                                                            ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        These interim financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which were included in Amendment No. 1 to Current Report on Form 8-K of 2KSounds Corporation, formerly Wireless Synergies, Inc. (the "Company" or "2KSounds") filed with the Securities and Exchange Commission on June 12, 2002.

NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES
---------------------------------------------

         The Company was incorporated on August 19, 1999 under the laws of the State of Nevada. Until March 29, 2002, the Company was a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 (SFAS No. 7). From inception until March 29, 2002, the Company was a public shell corporation which conducted no meaningful business operations and had no revenues.

         On March 13, 2002, the Company, its wholly owned subsidiary 2K Sounds Merger Co., Inc. ("Merger Sub"), and 2KSounds, Inc. ("Oldco") entered into an Amended and Restated Agreement and Plan of Merger (the "Agreement"), as amended by that certain letter agreement dated March 21, 2002 (the "Letter," the Agreement and the Letter are collectively referred to as the "Merger Agreement"), whereby on March 29, 2002, 283,945,580 shares of the common stock of the Company were exchanged for 100% of the common stock and preferred stock of Oldco. Prior to this transaction, 2KSounds had 90,000,000 shares issued and outstanding; accordingly, after the consummation of this transaction, 2KSounds had 373,945,580 shares outstanding. The transaction is accounted for as a reverse merger (the "Merger"), whereby Oldco was considered the accounting acquiror, as the management of Oldco now controls 2KSounds after the Merger. As a result, a reclassification has been recorded in the accounts of Oldco for the change in the number of shares outstanding as a result of the Merger.

          Oldco, which was incorporated on December 2, 1999 under the laws of the State of California, locates new musical talent, produces their recordings, and promotes and distributes their music through a variety of methods, including joint ventures with major record labels, sub-labeling and partnerships on albums by existing artists.

--------------------------------------------------------

         As a result of the Merger, Merger Sub was merged with and into Oldco, with Oldco as the surviving corporation. Oldco continues as a subsidiary of the Company and as its sole operating entity, and its historical financial statements have replaced those of 2KSounds. In furtherance of the historical financial statements of Oldco replacing those of 2KSounds, the Company's Board of Directors approved a change in the fiscal year of the Company from June 30 to December 31.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company, 2KSounds, Inc. and 2KSounds Publishing, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

Risks and Uncertainties
-----------------------

         The Company is subject to risks and uncertainties common to growing companies engaged in the promotion and distribution of music, including but not limited to the level of commercial acceptance by the public of the music offerings of the Company's artists, the long-term "staying power" of the Company's artists and their songs, the Company's ability to retain existing artists and recruit new artists, the timing and success of the Company's promotions of its artists, the Company's ability to enter into joint venture distribution and promotion agreements, which reduce its risk in investing in new unproven artists, and fluctuations in the demand for recorded music sales and products associated with music and other entertainment events.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operational history and has experienced significant losses from operations for the period ended June 30, 2002, and had an accumulated deficit of $3,676,016 at June 30, 2002. The Company expects to continue to increase its revenues from the exploitation of music recorded by artists signed by the Company to recording contracts. The Company also intends to fund the development of additional artists through additional equity financing arrangements and revenue from albums the Company expects to release over the next six to twelve months, which management believes will be sufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. There are no assurances, however, that the Company will generate sufficient revenue from album sales or complete any equity financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan or generate positive operating results. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

--------------------------------------------------------

Inventories
-----------

         Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis, which approximates the first-in, first-out basis. Market is determined by estimates of the projected sales value of the inventory to customers.

         Such value is based on management's forecast for sales of the Company's products. The industry in which the Company operates is characterized by constant change in consumer preferences, making accurate forecasting extremely difficult. As such, inventory has been written down to zero for financial statement purposes for all periods presented herein with the corresponding expense recorded as a component of cost of goods sold.

Advance Royalties
-----------------

         The Company records advance royalties for monies paid to and expenses paid on behalf of their recording artists that will be repaid through royalties to be earned on future sales. These advances are recorded as an asset, with a reserve for amounts that are considered uncollectible. For all periods presented herein the entire amount of such advances has been fully reserved.

Capitalized Master Recordings
-----------------------------

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

Revenue Recognition
-------------------

         The Company recognizes revenue on album sales when such albums are shipped to record stores, retail stores, and distributors. The Company records a reserve for returns at the time of sale based on an estimated amount of returns. Current period revenues are decreased or increased when projected returns from sales in prior periods are estimated to be in excess of, or less than, reserves previously recognized on a release by release basis.

Earnings Per Share
------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the

--------------------------------------------------------

Company has incurred net losses for the three and six month periods ended June 30, 2002, basic and diluted loss per share are the same for these periods as additional potential common shares would be anti-dilutive.

Stock-Based Compensation
------------------------

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

Comprehensive Income
--------------------

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

Segments of Business
--------------------

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

Recent Pronouncements
---------------------

        On April 30, 2002 the Financial Accounting Standards Board ("FASB") issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in

--------------------------------------------------------

which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

Forward Stock Split and Stock Conversion as a Result of the Merger
------------------------------------------------------------------

         On May 21, 2002, the Company effected a 20 for 1 forward stock split which granted stockholders of record an additional nineteen shares of the Company's common stock for each one share of common stock owned as of the close of business on May 20, 2002. As a result, all references to the Company's and Oldco's common stock, preferred stock, merger ratio, stock options granted and warrants granted have been retroactively adjusted for this stock split.

         As a result of the Merger, all Oldco's shareholders received 8.56828 shares of the Company's common stock for each share of Oldco's common and preferred stock they owned prior to the Merger. As a result all references to historic stock, stock option and warrant amounts have been adjusted for this ratio.

Preferred Stock
---------------

         The articles of incorporation of Oldco authorize it to issue up to 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). The outstanding shares of Series A Preferred Stock, which were exchanged for shares of the Company's common stock in the Merger, had, subject to certain conditions, a liquidation preference of $1.00 per share plus any declared and unpaid dividends, and were convertible at any time into such number of fully paid and non-assessable shares of common stock at a conversion price determined by dividing $1.00 by the applicable conversion rate then in effect.

         During the three months ended March 31, 2002, Oldco sold 4,284,140 of its Series A Preferred stock to investors for net consideration of $468,750 (net of issuance costs of $131,250).

         On March 29, 2002, pursuant to the Merger, all of the outstanding shares of Oldco's Series A Preferred stock were converted to shares of common stock of 2KSounds (see Note 2).

         The articles of incorporation of 2KSounds authorize the Company to issue up to 100,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series with such powers, designations, preferences and other rights as the Board of Directors of the Company may from time to time determine. All shares of any series shall be equal in rank and identical in all respects. As of June 30, 2002, there were no shares of 2KSounds preferred stock outstanding.

Common Stock
------------

         In January 2002, Oldco issued 694,660 shares of its common stock valued at $20,268 (based on the estimated fair market value on the date of grant) to an outside party for advertising and promotion services.

----------------------------------------

         In March 2002, Oldco sold 34,373,120 shares of its common stock to an investor for net proceeds of $2,015,000 (net of issuance costs of $985,000).

         During the quarter ended June 30, 2002, 2KSounds issued 35,681 shares of its common stock in connection with the exercise of a stock option for a subscription receivable of $208.

         In June 2002, 2KSounds issued 1,428,571 shares of its common stock valued at $100,000 (based on the estimated fair market value on the date of grant) for legal services.

Stock Options
-------------

        Prior to the Merger, Oldco had adopted the 2000 Stock Option Plan (the "2000 Plan"). Under the Plan, incentive stock options and nonqualified options may be granted to employees, directors, and consultants of Oldco for the purchase of up to 12,000,000 shares of Oldco's common stock. The exercise price per share under the 2000 Plan shall not be less than 100% of the fair market value of the shares on the date of grant, or 110% for persons owning 10% or more of the voting power of Oldco, as defined. The exercise price per share under non-qualified stock options shall not be less than 85% of the fair market value per share on the date of grant. Expiration dates for the grants may not exceed 10 years from the date of grant. The 2000 Plan terminates automatically on March 8, 2010. During the quarter ended March 31, 2002, Oldco issued 3,341,629 options to employees with an exercise price equal to the fair market value on the date of grant. Such options vest over four years and expire in ten years. Since the exercise price of these options was equal to the fair market value on the date of grant, no compensation expense was recognized for the granting of these options. During the quarter ended March 31, 2002, Oldco issued 6,854,626 options as a commission related to the sale of its common stock. These options have an exercise price equal to the fair market value on the date. Of the 6,854,626 options granted, 3,427,312 vested immediately, with the remaining vesting at a rate of 142,807 per month. All such options will expire in ten years. Since these options were issued in connection with equity fundraising, no compensation expense was recognized for the granting of these options.

         In April, 2002, the Company's shareholders approved the 2002 Stock Option Plan (the "2002 Plan"). Under the 2002 Plan, the Company may grant options to purchase up to 60,000,000 shares of its common stock to employees, directors and consultants of the Company. Options under the 2002 may be either incentive or non-qualified stock options.

        Pursuant to the terms of the Merger Agreement, all options to purchase shares of Oldco's common stock outstanding prior to the Merger were converted into options to purchase 19,621,360 shares of 2KSounds common stock with similar terms under its 2002 plan.

Warrants
--------

        From time to time, Oldco issued warrants to certain of its investors. Prior to the Merger, Oldco had outstanding 6,433,060 warrants. Pursuant to the Merger Agreement, all warrants to purchase Oldco's common stock outstanding at the time of merger were converted into warrants to purchase 2KSounds common stock with similar terms.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Stockholders' Agreement
-----------------------

         The majority stockholders (collectively, the "Stockholders") entered into a stockholders' agreement with Oldco on March 13, 2002 which was adopted by 2KSounds upon consummation of the Merger (the "Stockholders' Agreement"). The Stockholders' Agreement provides, among other things, that, for so long as each Stockholder shall own beneficially at least two percent of the fully diluted capital stock of the Company, each Stockholder shall take all actions as may be necessary or appropriate within their power, including voting all shares of common stock owned, to cause the Board of Directors of the Company to consist
(i) solely and entirely of the Stockholders or their respective  designees,  and
(ii) of such other person as an independent director who shall be acceptable to a majority of the Stockholders.

         The Stockholders' Agreement also restricts the transfer of the common stock owned by the Stockholders and provides for "Tag-Along" and "Drag-Along" rights. Pursuant to such "Tag Along" right, any Stockholder proposing to transfer his shares of common stock shall refrain from making such transfer unless, prior to the consummation thereof, the other Stockholders have been afforded the opportunity to join in such sale on a pro rata basis, pursuant to the provisions of the Stockholders' Agreement. Pursuant to the "Drag-Along" right, if one or more Stockholders proposes to transfer to a non-affiliated third person all of their shares of common stock at any time when: (i) such selling Stockholder(s) own at least 35% of the fully diluted common stock; and
(ii) the total number of shares proposed to be sold constitutes at least 50% of the fully diluted common stock, then such selling Stockholder(s) shall have the right to require the other Stockholders to sell all their shares of common stock to such non-affiliated third person on the same terms and for the same consideration per share as is being paid to the selling Stockholder(s).

         The Stockholders' Agreement terminates upon the earlier to occur of December 31, 2004 or the occurrence of a fundamental event, which is described as (i) the sale or issuance by the Company of shares of common stock in any one or more transactions to any person such that the common stock owned by such person subsequent to such sale of issuance equals more than 50% of the issued and outstanding common stock; (ii) the sale of all or substantially all the assets of the Company or its operating subsidiary (2KSounds, Inc.) to any unaffiliated third person; and (iii) the merger, consolidation or combination of the Company with or into any unaffiliated third person, in each instance, where the composition of a majority of the members of the Board of the surviving corporation or other entity shall no longer be the Stockholders or otherwise under the direct influence and control of the Stockholders.

Agreement with JAM'N-D Records
------------------------------

         On April 11, 2002, the Company entered into a Memorandum of Understanding with JAM'N-D Records ("JAM'N-D") and J. Michael Nixon, a director and 13.7% stockholder of the Company, pursuant to which, among other things, the Company has agreed to distribute recorded music produced by JAM'N-D. Mr. Nixon owns a majority of the outstanding capital stock of JAM'N-D.

         During the two year period ending April 11, 2004, JAM'N-D has the right to sign up to five recording artists, subject to the approval of the Company. For each recording artist signed by JAM'N-D and approved by the Company (the

----------------------------------------------

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

         The Company may purchase all of the outstanding shares of capital stock of JAM'N-D if the combined record sales of all JAM'N-D Artists exceeds 2.0 million units. If the Company exercises such option, the purchase price would be equal to two and one-half times of the aggregate amount of Allowances actually spent by the Company. Such purchase price may be paid in whole or in part in the form of shares of the Company's common stock. During the quarter ended June 30, 2002, JAM'N-D entered into an exclusive artist recording agreement with a new artist, the first artist anticipated to be released pursuant to the joint venture.

NOTE 5 - LEGAL PROCEEDINGS
--------------------------

        On July 15, 2002, four individuals filed a lawsuit in the Superior Court of the County of Los Angeles, State of California against Oldco and certain of the Company's officers and directors. The complaint alleges breach of fiduciary duty against the named officers and directors and improper determination of the value of dissenting shares against Oldco. The complaint seeks damages in excess of $3.5 million together with punitive damages. While management intends to vigorously defend the Company's position, there can be no assurance that a favorable outcome will be obtained. If the matter were resolved in favor of the plaintiffs, there would be a material adverse effect on the Company


         In July, 2002, the Company commenced a lawsuit in the Los Angeles Superior Court against a former joint venture partner seeking damages for the breach of a release agreement, negligence, breach of fiduciary duty, and fraud.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Introduction
------------

         The following discussion of the Company's results of operations and analysis of financial condition for the three and six months ended June 30, 2002 and June 30, 2001, respectively, should be read in conjunction with the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-QSB, including the accompanying notes thereto. For purposes of the following discussion and analysis of the results of operations and liquidity and capital resources, all references to the term "Company" refer only to the operations of 2KSounds, Inc. since it is deemed to be the surviving entity of the Merger for accounting purposes.

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

Results of Operations
---------------------

Revenues
--------

        Revenues decreased by $3,543,389 to $52,952 for the three months ended June 30, 2002 from $3,596,341 for the three months ended June 30, 2001. The three months ended June 30, 2001 includes recognition of income generated from a joint venture agreement between the Company and a major record company. Sales for the three months ended June 30, 2002 were lower than sales for the three months ended June 30, 2001 due to the Company's focus on development and production of new talent. Revenues decreased $3,523,119 to $52,994 for the six months ended June 30, 2002 from $3,576,113 for the six months ended June 30, 2001. The reason for this decrease is mentioned above.

         During the fiscal year ended December 31, 2001, the Company was limited in its ability to produce, promote and release record albums because of its limited financial resources. As a result, the Company has limited sources of revenue at the present time. Management believes that the additional capital raised during the last quarter of 2001 and the first quarter of 2002 will enable the Company to more actively pursue its business plan and produce, promote and release a greater number of record albums during the remainder of 2002. Management expects that the albums released by the Company will generate revenue in late 2002 and in 2003.

Cost of Sales
-------------

         Cost of sales decreased by $143,253, or 95%, to $6,870 for the three months ended June 30, 2002 from $150,123 for the three months ended June 30, 2001. This decrease was due primarily to less inventory impairment recognized during the three months ended June 30, 2002. For the three months ended June 30, 2001, the Company recognized approximately $115,000 of impairment losses for returned inventory. Cost of sales decreased $170,253, or 95%, to $8,134 for the six months ended June 30, 2002 from $178,387 for the six months ended June 30, 2001. This decrease was due primarily to less inventory impairment recognized during the six months ended June 30, 2002. For the six months ended June 30, 2002, the Company recognized approximately $136,000 of impairment losses for returned inventory.

Salary and Wages
----------------

         Salary and wages decreased by $110,050, or 19%, to $457,943 for the three months ended June 30, 2002, from $567,993 for the three months ended June 30, 2001. This decrease was due primarily to bonuses paid during the three months ended June 30, 2001 and a decrease in headcount for the three months ended June 30, 2002. No bonuses were paid during the three months ended June 30, 2002. Salary and wages decreased $75,435, or 8%, to $860,232 for the six months ended June 30, 2002, from $935,667 for the six months ended June 30, 2001. This decrease was due primarily to bonuses paid during the six months ended June 30, 2001. No bonuses were paid during the six months ended June 30, 2002.

Professional Services
---------------------

         Professional services decreased by $31,093, or 15%, to $173,476 for the three months ended June 30, 2002, from $204,569 for the three months ended June 30, 2001. The primary components of this decrease were reductions made in production and advertising expenses for various artists. Professional services decreased $431,224, or 52%, to $402,393 for the six months ended June 30, 2002, from $833,617 for the six months ended June 30, 2001. The primary components of this decrease were reductions made in production and advertising expenses for various artists.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general, and administrative expenses increased by $117,878, or 28%, to $533,823 for the three months ended June 30, 2002, from $415,945 for the three months ended June 30, 2001. This increase was primarily due to legal and accounting expenses incurred in relation to public filings during the three months ended June 30, 2002, partially offset by a decrease in travel and advertising expenses related to a particular artist incurred during the six months ended June 30, 2001. The Company did not incur similar expenses on this artist during the three months ended June 30, 2002. Selling, general, and administrative expenses increased by $141,665, or 18%, to $929,091 for the six months ended June 30, 2002, from $787,426 for the six months ended June 30, 2001. This increase was primarily due to legal and accounting expenses incurred in relation to public filings during the six months ended June 30, 2002, partially offset by a decrease in travel and advertising expenses related to a particular artist incurred during the six months ended June 30, 2001. The Company did not incur similar expenses on this artist during the six months ended June 30, 2002.

Settlement Income
-----------------

         Settlement income decreased by $500,000 to $0 for the three and six months ended June 30, 2002, from $500,000 for the three and six months ended June 30, 2001. This decrease was due to the recognition of income generated in 2001 from the one-time settlement of a joint venture agreement between the Company and a major record company.

Interest Income
---------------

         Interest income, net increased by $25,714 to $7,373 for the three months ended June 30, 2002 from interest expense of $18,341 for the three months ended June 30, 2001. This increase was primarily due to interest expense for related party loans incurred during the three months ended June 30, 2001. The Company had no significant interest expense for the three months ended June 30, 2002. In addition, the Company maintained higher cash balances in interest bearing accounts during the three months ended June 30, 2002. Interest income, net increased by $30,886 to $12,865 for the six months ended June 30, 2002 from interest expense of $18,201 for the six months ended June 30, 2001. This increase was primarily due to interest expense for related party loans incurred during the six months ended June 30, 2001. The Company had no significant interest expense for the six months ended June 30, 2002. In addition, the Company maintained higher cash balances during the six months ended June 30, 2002.

Provision for Income Taxes
--------------------------

         Provision for income taxes decreased by $493,000 to $0 for the three months ended June 30, 2002 from $493,000 for the three months ended June 30, 2001. Because of the Tax Loss Carry Forward from the prior years' operations, the Company did not actually pay state or federal income taxes for 2001. The Company incurred a net loss before provision for taxes during the three months ended June 30, 2002, as compared to net income for the corresponding period in the prior year. Provision for income taxes decreased by $493,000 to $0 for the six months ended June 30, 2002 from $493,000 for the six months ended June 30, 2001, as compared to net income for the corresponding period in the prior year. The Company incurred a net loss before provision for taxes during the six months ended June 30, 2002.

Net Loss
--------

         The Company's net loss increased by $3,358,157 to a net loss of $1,111,787 for the three months ended June 30, 2002, from net income of $2,246,370 for the three months ended June 30, 2001. The Company's net loss in the three months ended June 30, 2002 was largely due to the reasons described above. The Company's net loss increased by $2,971,340 to a net loss of $2,141,345 for the six months ended June 30, 2002, from net income of $829,995 for the six months ended June 30, 2001. The Company's net loss in the six months ended June 30, 2002 was largely due to the reasons described above.

Liquidity and Capital Resources
-------------------------------

         During the six months ended June 30, 2002 the Company realized: (i) $2,015,000, net of offering costs, from the sale of shares of its common stock; and (ii) $468,750, net of offering costs, from the sale of its preferred stock. These transactions offset cash used in operating activities in the amount of $1,472,359.

         Historically, the Company has relied on sales of its equity securities to fund its operations. The Company generated an insignificant amount of revenue during the three months ended June 30, 2002, and there is no guarantee that the Company will be able to generate sufficient revenues in the future to fund its operations. Should the Company's operations continue to use net cash, the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner or on terms favorable to the Company, or at all.

         The Company expects to continue to increase revenues from the sale of recorded music. In the absence of significant revenue and profits, the Company intends to fund operations through additional debt or equity financings, or both, which may nevertheless be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2002. While there can be no assurances about future results, the Company believes it has adequate cash to fund its ongoing cash burn rate (approximately $275,000 per month) through the balance of the Company's current fiscal year. In the event additional revenues are not generated, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

Risks related to our business:
-----------------------------

         It is difficult to evaluate our business and prospects because we have a limited operating history.

         Texas E-Solutions, Inc., our predecessor, was formed in September 1999. Until we completed our reverse merger transaction with 2KSounds, Inc. (at which point our name was Wireless Synergies, Inc.) in March 2002, we were a public shell corporation which conducted no meaningful business operations and had no revenue. 2KSounds, Inc. was organized in October 1999 and did not commence business until April 2000. Accordingly, our limited operating history, particularly as a combined company with 2KSounds, makes it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations.

         We anticipate that we will need to raise additional capital or obtain funding to finance certain of our planned operating activities over the next twelve months.

         Our failure to raise additional capital may significantly limit our ability to finance certain planned operating activities over the next twelve months. Specifically, we will need to borrow or raise additional funds to adequately develop and promote the artist's projects we have in our plan. We may not be able to obtain additional financing at commercially reasonable rates, or at all. Our failure to obtain additional funds would significantly limit or eliminate our ability to conduct the foregoing activities or we may have to curtail or eliminate other activities. We anticipate that we will seek additional funding through the public or private sales of our securities and/or through commercial or private financing arrangements, including borrowing from affiliates. Adequate funds may not be available when needed or on terms acceptable to us, or at all. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed operations, development and promotion activities.

         We depend on EMI Music Distribution ("EMD"), with whom we have a contractual relationship, to manufacture and distribute CDs, DVDs and other forms of reproduction, transmission or distribution of singles and albums derived from master recordings of our artists.

         We have formed a direct distribution relationship with EMD. We depend on EMD to manufacture, fulfill orders from retailers, warehouse finished goods, and provide product delivery and credit and collection services to our company. This direct distribution relationship significantly reduces our distribution costs and generates revenue. Our relationship with EMD is exclusive with respect to us, and therefore precludes us from entering into similar agreements with any other party in the U.S. If EMD fails to perform its obligations under the EMD Agreement, our business, financial condition and operating results could be materially and adversely affected.

            Although we believe that other distributors could provide us with the same services as EMD, we would have to expend significant time, money and human resources to secure a suitable substitute able to provide us with the same or similar services as EMD. In addition, no assurance can be made that we will be able to find a substitute able to provide us with services comparable to those provided by EMD or on terms as favorable as those contained in the EMD Agreement. If we were unable to secure a suitable substitute for EMD, our business, financial condition and operating results could be materially and adversely affected.

         If we fail to perform our obligations under the EMI music development agreement, EMD may foreclose on its first priority security interest in and to a significant portion of our assets.

         We have granted a first priority security interest in a significant portion of our assets to EMD as collateral for our payment obligations under the EMI Agreement. If we fail to perform our obligations to EMD, EMD may seize our assets. In such event, we would lose our rights to master recordings of all artists under contract to us at the time. If this were to occur, our business, financial condition and operating results would be materially and adversely affected.

         Many of our artist agreements are short-term and we face the risk of losing them to competitors with greater resources.

         We believe that our future success depends in large part upon our ability to maintain our existing artist agreements. If we become unable to provide valuable services to our existing artists, or if we otherwise fail to maintain good relations with such artists, they may elect to terminate their agreements with us when their contractual terms expire, or they may elect not to renew their agreements with us. Although under our artist agreements, we typically retain our rights in all master recordings and other intellectual property produced prior to the date of termination, if an artist elects to terminate his or her agreement with us, would not necessarily earn any revenues from recordings, or other commercial properties, which we were not produced prior to the termination of our relationship. In addition, if we cannot provide adequate incentives for these artists to remain with us, our efforts to sign new artists may be impaired. Furthermore, historically, when recording artists have achieved substantial commercial success they have sought to renegotiate the terms of their recording agreements. This may adversely affect our future profitability with respect to such artists.

         Our music offerings may not be commercially successful.

         We expect a significant amount of our revenue to come from the sale of records, as well as the use of our artist's music in feature films and television programs. The success of our music offerings depends primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a record, feature film or television program depends on the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly. Because we expect the popularity of our music offerings to be a significant factor driving the growth of our company, our failure to produce records with broad consumer appeal could materially harm our business and prospects for growth.

         We depend upon our existing artists to attract new artists.

         In order for us to sign new artists, our principal existing artists must remain with us and sustain their popularity. Our business would be adversely affected by:

o Our inability to recruit new artists with commercial promise and to enter into production and promotional agreements with them;

o       The loss of popularity of our existing artists;

o       Increased competition to maintain relationships with existing artists;

o       Non-renewals of current agreements with existing artists; and

o       Poor performance or negative publicity of existing artists.

        Unless our artists develop a strong brand identity, our business may not continue to grow and our financial results may suffer.

         We believe that continuing to strengthen each artist's brand will be critical to attracting artists and achieving widespread acceptance of their music. However, brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our artists' brands.

         The members of our management team may have no or only limited significant experience in leadership roles in a public company.

         We cannot assure you that our management team will be able to successfully lead a public company. The failure of the management team to adequately handle this challenge could have a material adverse effect on our business.

         If we do not manage our growth efficiently, we may not be able to operate our business effectively.

         We expect to expand our operations by seeking additional financing to expand our artist and consumer bases and the breadth of our music product and service offerings. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our artists, technical, finance, marketing, sales and production staffs. We expect that we will need to hire additional personnel in all areas of our business during 2003. In addition, we may also need to improve our accounting systems and procedures and computer software and hardware systems in order to operate our business more effectively and manage our expansion. We also will need to manage an increasing number of complex relationships with artists, strategic partners, advertisers and other third parties. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

         Future acquisitions of companies or assets may disrupt our business or distract our management.

         In the future, we may seek to acquire or make investments in complementary companies or businesses. We may not be able to acquire or manage additional businesses profitably or to successfully integrate any acquired businesses or assets with our business. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. Certain liabilities, even if we do not expressly assume them, may be imposed on us as the successor to the business. Further, each acquisition may involve other special risks that could cause the acquired businesses to fail to meet our expectations. For example:

o        The acquired businesses may not achieve expected results;

o        We may not be able to retain key personnel of the acquired businesses;

o We may incur substantial, unanticipated costs, delays or other operational or financial problems when we try to integrate businesses we acquire with our own;

o Our financial and managerial resources may be diverted from our core business;

         or

o Our management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time.

         In addition, we may incur debt or issue equity securities to pay for any future acquisitions or investments, which could dilute the ownership interest of our existing stockholders in our company.

         The loss of certain key management and creative personnel could materially and adversely affect our business.

         Our future success depends to a significant extent on the continued services of our senior management and other key creative personnel, particularly John Guidon and Michael Blakey. We do not have employment agreements with any of our employees, including any member of our senior management. The loss of any of Messrs. Guidon, or Blakey, or certain other key creative employees, would likely have a material and adverse effect on our business. Competition for talented personnel throughout our industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

         Risks related to our industry:
         -----------------------------

         Because a substantial portion of our revenues will be derived from the sale of CDs, cassettes and other merchandise relating to our artists, an economic downturn that resulted in a reduction in discretionary spending by consumers on entertainment could adversely affect our business.

         A substantial portion of our revenues will be derived from, and our future success will be dependent upon, sales of CDs, cassettes and other artist-related merchandise to consumers. If the economy suffers a downturn or other long-term disruption, and consumers reduce their discretionary spending on entertainment-related products and services, it is likely that we would experience a decline in revenues, which would materially harm our business, financial condition and operating results.

         Changes in consumer preferences could negatively impact our results.

         With some exceptions our artists' music fits into one of four categories: popular, urban, alternative rock and Rhythm and Blues. Our continued success depends, in part, upon the popularity of these music genres. Shifts in consumer preferences away from these categories of music could materially affect our business, financial condition and operating results.

         The music industry is extremely competitive and we may not be able to compete successfully against other record labels, both large and small, for both artists and the public's attention.

         The market for the promotion and distribution of music is extremely competitive and rapidly changing. We currently and in the future face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the recorded music business may have substantial competitive advantages than we have, including:

o        Longer operating histories;

o        Significantly greater financial, technical and marketing resources;

o        Greater brand name recognition;

o        Better distribution channels;

o        Larger existing customer bases; and

o        More popular content or artists.

         Our competitors may be able to respond more quickly to new or emerging technologies and changes in the public's musical tastes and devote greater resources to identify, develop and promote artists, and distribute and sell their music offerings than we can.

         We may be liable to third parties for music and other content that is on the records we produce and distribute.

         We may be liable to third parties for the content on the records we distribute:

o If the music, text, graphics, or other content on our records violates their copyright, trademark, or other intellectual property rights;

o If our artists violate their contractual obligations to others by providing content on our records they do not have the right to provide;

o If anything on our records is deemed obscene, indecent or defamatory we may be subject to legal actions or find ourselves unable to sell those records.

         We attempt to minimize these types of liability by requiring representations and warranties relating to our artists' ownership of and rights to distribute and submit their music and by taking related measures to review content on our records. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business.

         We may have difficulty enforcing our intellectual property rights.

         The decreasing cost of electronic equipment and related technology has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue comes from the sale of audio and audiovisual products that are subject to unauthorized copying. Similarly, advances in Internet technology have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. Intellectual property rights to information that is potentially subject to widespread, uncompensated dissemination on the Internet represents a substantial portion of our market value. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor, or if we fail to develop effective means of protecting our intellectual property or entertainment-related products and services, our results of operations and financial position may suffer.

         We expect our business to be seasonal for the foreseeable future which may make it more difficult to evaluate our business.

         We expect that we will experience seasonality in our business, reflecting traditional retail seasonality patterns affecting sales of recorded music. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. However, to date, our limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on our business. Therefore, we believe that period-to-period comparisons of our historical results are not necessarily meaningful and should not be relied upon as an indication of future results.

         Risks relating to owning our common stock:
         -----------------------------------------

         Our operating results may prove unpredictable, and our common stock price may decrease or fluctuate significantly.

         Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are difficult to predict, in some future quarters our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may fall significantly. Factors that may cause our operating results to fluctuate significantly include the following:

o The level of commercial acceptance by the public of the music offerings of our artists;

o        The long-term "staying power" of our artists and their songs;

o        Our ability to retain existing artists and recruit new artists;

o        The timing and success of our promotions of our artists;

o Fluctuations in the levels of consumer purchasing activity relating to the purchase of recorded music;

o The level of commercial success achieved by new music and new music products introduced by us or by our competitors;

o Our ability to enter into joint venture distribution and promotion agreements, which reduce our risk in investing in new unproven artists;

o Fluctuations in the demand for recorded music sales and products associated with music and other entertainment events;

o Extensive competition in the music industry, including direct competition for talent from major recording labels, substantially all of which have significantly greater capital resources and infrastructure than we have;

o The general threat to the music industry posed by the dissemination of free music over the internet;

o The amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

o General economic conditions and economic conditions specific to the music industry.


         Our executive officers, directors and major stockholders beneficially own approximately 60% of our outstanding common stock and consequently are able to exercise significant control over us.

         Our executive officers, directors and holders of 5% or more of outstanding common stock together beneficially own approximately 60% of our outstanding common stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

         Our stock price may decline in the future, and a public market may not develop or exist for you to sell your stock.

         Our common stock is quoted on the Over-the-Counter Bulletin Board. Prior to the merger with 2KSounds, there was a limited trading market for our shares, because we had no business operations or revenues. An active trading market may not develop in the future, and if one does develop, be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history.

         The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

o        Variations in our quarterly operating results;

o        Changes in securities analyst's estimates of our financial performance;

o Changes in general economic conditions and in the music retailing industry;

o        Changes in market valuations of similar companies;

o Announcements by us or our competitors of significant new contracts with artists, acquisitions, strategic partnerships or joint ventures, or capital commitments;

o Loss of a major artist, partner or joint venture participant or the failure to effectively exploit the catalogs of our musicians; and

o        The addition or loss of key managerial and creative personnel.

     The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies'securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

PART II - OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings.

                                LEGAL PROCEEDINGS

                  On July 15, 2002, four individuals filed a lawsuit in the Superior Court of the County of Los Angeles, State of California against 2KSounds, Inc. and certain of our officers and directors. The complaint alleges breach of fiduciary duty against the named officers and directors and improper determination of the value of dissenting shares against 2KSounds. The complaint seeks damages in excess of $3.5 million together with punitive damages. While management intends to vigorously defend the Company's position there can be no assurance that a favorable outcome will be obtained. If the matter were resolved in favor of the plaintiffs, there would be a material adverse effect on 2KSounds.


                  In July, 2002, the Company commenced a lawsuit in the Los Angeles Superior Court against a former joint venture partner seeking damages for the breach of a release agreement, negligence, breach of fiduciary duty, and fraud.

Item 2.       Changes in Securities.

              In June 2002, the Company issued 1,428,571 shares of common stock for legal fees. These shares were valued at $100,000 based upon the trading price on the date of issue. These shares were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

              During the quarter ended June 30, 2002, the Company issued 15,294 shares of its common stock in connection with the exercise of a stock option for a subscription receivable of $208. These shares were issued pursuant to Section 4(2) of the Securities Act. There was no underwriter involved in this issuance.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to a Vote of Securities Holders.

         On April 22, 2002, stockholders holding 223,914,861 shares of common stock, or approximately 60% of the stock entitled to vote, approved a stockholder written consent authorizing the adoption of 2002 Stock
         Option Plan that allows the Company to grant options to employees, directors and consultants to purchase up to 60,000,000 shares of common stock. The Company did not solicit proxies for this stockholder vote.


Item 5.       Other Information.

              None.


Item 6.       Exhibits and Reports on Form 8-K.

              Exhibits:

              99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

              Reports on Form 8-K:

              1. On April 30, 2002, the Company filed Amendment No. 4 to Current Report on Form 8-K/A to disclose changes in certifying accountant and change in fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   2KSOUNDS CORPORATION

                                   By:  /s/ John Guidon
                                      -----------------------
Dated:  August 19, 2002                     John Guidon
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO


SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of 2KSounds Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Guidon, Chief Executive Officer and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                    /s/ John Guidon
                                   ------------------------
                                       John Guidon
                                 Chief Executive Officer and
                                   Chief Financial Officer
                                     August 19, 2002