Form 10QSB
period 2002-09-30
2KSOUNDS CORP
filed 2002-11-14
CIK 1094767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                          _____________________________

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2002

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________  to  _____________

Commission File Number: 000-32229


                              2KSounds Corporation
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                                 76-0616474
------------------------------------------------  ------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)


        21700 Oxnard Street, Suite 1030
           Woodland Hills, California                         91367
------------------------------------------------  ------------------------------
   (Address of principal executive offices)                  Zip Code


          Issuer's telephone number                       (818) 593-2225
------------------------------------------------  ------------------------------

                     --------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common stock as of November 13, 2002 was 376,188,138.

                      2KSOUNDS CORPORATION AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                     Page Number

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited):

            Consolidated Balance Sheet as of September 30, 2002 .............1

            Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001 ..........2

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2002 and September 30, 2001 .................3

            Notes to Consolidated Financial Statements.......................4

   Item 2.  Management's Discussion and Analysis or Plan of Operation.......13

   Item 3.  Controls and Procedures.........................................16

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................25

   Item 2.  Changes in Securities...........................................25

   Item 3.  Defaults Upon Senior Securities.................................25

   Item 4.  Submission of Matters to a Vote of Securities Holders...........25

   Item 5.  Other Information...............................................25

   Item 6.  Exhibits and Reports on Form 8-K................................26

            Signatures......................................................27

            Certifications..................................................28

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

                      2KSOUNDS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                                       September 30, 2002
                                                          (Unaudited)
                                                       ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                $1,098,831
     Accounts and other receivables                               41,524
     Inventories                                                  26,910
                                                       ------------------

          Total current assets                                 1,167,265
                                                       ------------------

Property and equipment, net of
  accumulated depreciation of $326,742                           510,280
                                                       ------------------

Other assets:
     Capitalized master recordings                               300,000
     Deposits                                                     28,665
                                                       ------------------

          Total other assets                                     328,665
                                                       ------------------

          Total assets                                        $2,006,210
                                                       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                    $40,696
                                                       ------------------

          Total current liabilities                               40,696
                                                       ------------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value;
       100,000,000 shares authorized,
       0 shares issued and outstanding                             --
     Common stock, $.001 par value;
       500,000,000 shares authorized,
       376,188,138 shares issued and outstanding                 376,189

     Additional paid-in capital                                6,132,510
     Subscriptions receivable                                    (19,713)
     Accumulated deficit                                      (4,523,472)

          Total stockholders' equity                           1,965,514
                                                       ------------------
          Total liabilities and stockholders' equity          $2,006,210
                                                       ==================


The accompanying notes are an integral part of these consolidated financial statements.

                      2KSOUNDS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operation


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                  Ended September 30,
                                              -----------------------------------   -----------------------------------
                                                    2002               2001               2002              2001
                                                 (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
                                              ----------------   ----------------   ----------------   ----------------
Revenues:
    Product, net of allowance for returns     $       110,792    $       (11,568)   $       163,786    $        64,545
    Service                                               -                  -                  -            3,500,000
                                              ----------------   ----------------   ----------------   ----------------

         Total revenues                               110,792            (11,568)           163,786          3,564,545

Cost of sales                                          24,567             10,059             32,701            188,446
                                              ----------------   ----------------   ----------------   ----------------

         Gross profit                                  86,225            (21,627)           131,085          3,376,099
                                              ----------------   ----------------   ----------------   ----------------

Operating expenses:
    Salaries and wages                                396,874            362,710          1,257,106          1,298,377
    Professional services                             187,031             27,461            589,424            861,078
    Selling, general and administrative               354,608            359,515          1,283,699          1,146,941
                                              ----------------   ----------------   ----------------   ----------------

         Total operating expenses                     938,513            749,686          3,130,229          3,306,396
                                              ----------------   ----------------   ----------------   ----------------

Operating income (loss)                              (852,288)          (771,313)        (2,999,144)            69,703
                                              ----------------   ----------------   ----------------   ----------------

Other income (expense):
    Settlement income                                     -                  -                  -              500,000
    Loss on sale of assets                                -                  -               (7,354)                -
    Interest income (expense)                           4,832                440             17,697            (17,581)
                                              ----------------   ----------------   ----------------   ----------------

         Total other income (expense)                   4,832           (770,873)            10,343            482,419
                                              ----------------   ----------------   ----------------   ----------------

Income (loss) before provision for income taxes      (847,456)          (770,873)        (2,988,801)           552,122

Provision for income taxes                                -                  -                  -              493,000
                                              ----------------   ----------------   ----------------   ----------------

Net income (loss)                             $      (847,456)   $      (770,873)   $    (2,988,801)   $        59,122
                                              ================   ================   ================   ================

Income (loss) per common share:
         Basic and diluted                    $         (0.00)  $          (0.00)   $         (0.01)   $          0.00
                                              ================   ================   ================   ================
Weighted average common shares outstanding:
         Basic                                    375,857,172        215,314,450        325,373,053        213,367,826
                                              ================   ================   ================   ================

         Diluted                                  375,857,172        215,314,450        325,373,053        252,303,661
                                              ================   ================   ================   ================


The accompanying notes are an integral part of these consolidated financial statements.

                      2KSOUNDS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                                 2002              2001
                                                                          ---------------   ---------------

(Unaudited) (Unaudited)
Cash flows from operating activities:
     Net loss                                                             $   (2,988,801)   $       59,122
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
              Depreciation and amortization                                      101,378           115,733
              Loss on disposition of fixed assets                                  7,354               -
              Estimated fair market value of common
                stock issued for services                                        120,268               -
              Estimated fair market value of options
                and warrants issued for services                                     -              71,000
              Deferred taxes                                                         -             493,000
              Changes in operating assets and liabilities:
                   Accounts receivable                                           588,516            26,776
                   Inventory                                                     (26,910)              -
                   Accounts payable                                             (219,238)          194,370
                                                                          ---------------   ---------------
     Net cash provided by (used in) operating activities                      (2,417,433)          960,001
                                                                          ---------------   ---------------

Cash flows from investing activities:
     Purchases of fixed assets                                                   (27,956)          (74,366)
     Proceeds from disposal of fixed assets                                       13,560               -
                                                                          ---------------   ---------------

     Net cash used in investing activities                                       (14,396)          (74,366)
                                                                          ---------------   ---------------

Cash flows from financing activities:
     Proceeds from the sale of common stock, net of offering costs             2,015,000               -
     Proceeds from the sale of preferred stock, net of offering costs            468,750           275,650
     Proceeds from the exercise of options and warrants                            8,959               -
     Principal payments on related party notes payable                               -          (1,200,000)
     Principal borrowing from related parties                                        -             550,000
     Redemption of preferred stock                                                   -            (400,000)
                                                                          ---------------   ---------------
     Net cash provided by (used in) financing activities                       2,492,709          (774,350)
                                                                          ---------------   ---------------

     Net increase in cash                                                         60,880           111,285

Cash at beginning of period                                                    1,037,951           583,849
                                                                          ---------------   ---------------

Cash at end of period                                                     $    1,098,831    $      695,134
                                                                          ===============   ===============
Supplemental disclosure of cash flow information:

Interest paid during the period                                           $        1,000    $       20,100
                                                                          ===============   ===============

Income taxes paid during the period                                       $          -      $          -
                                                                          ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         These interim financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which were included in Amendment No. 1 to Current Report on Form 8-K/A of 2KSounds Corporation, formerly Wireless Synergies, Inc. (the "Company" or "2KSounds") filed with the Securities and Exchange Commission on June 12, 2002.

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

--------------------------------------------------------

Principles of Consolidation
---------------------------

        The  consolidated  financial  statements  include  the  accounts  of the
Company, 2KSounds, Inc., 2KSounds Publishing, Inc. and Bosko Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

        Bosko Inc. was incorporated on September 19, 2002 as a California Corporation. Bosko Inc., a wholly owned subsidiary of the Company, intends to advertise and sell music on television, among other things.

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

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operational history and has experienced significant losses from operations for the period ended September 30, 2002, and had an accumulated deficit of $4,523,472 at September 30, 2002. The Company expects to continue to increase its revenues from the exploitation of music recorded by artists signed by the Company to recording contracts. The Company also intends to fund the development of additional artists through additional equity financing arrangements and revenue from albums the Company expects to release over the next twelve months, which management believes will be sufficient to fund its capital expenditures, working capital, and other cash requirements for the fiscal year ending December 31, 2002. There are no assurances, however, that the Company will generate sufficient revenue from album sales or complete any equity financing transactions or, even if such transactions are completed, have sufficient funds to execute its intended business plan or generate positive operating results. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

--------------------------------------------------------

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

Earnings Per Share
------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same for these periods as additional potential common shares would be anti-dilutive.

Stock-Based Compensation
------------------------

         The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the

NOTE 2 - ORGANIZATION AND ACCOUNTING POLICIES, continued
--------------------------------------------------------

accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

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

Recent Pronouncements
---------------------

         On April 30, 2002 the Financial Accounting Standards Board ("FASB") issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year.



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

         As a result of the Merger, all Oldco's shareholders received 8.56828 shares of the Company's common stock for each share of Oldco's common and preferred stock they owned

----------------------------------------

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

         On March 29, 2002, pursuant to the Merger, all of the outstanding shares of Oldco's Series A Preferred stock were converted to shares of common stock of 2KSounds. (see Note 2).

         The articles of incorporation of 2KSounds authorize the Company to issue up to 100,000,000 shares of $.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series with such powers, designations, preferences and other rights as the Board of Directors of the Company may from time to time determine. All shares of any series shall be equal in rank and identical in all respects. As of September 30, 2002, there were no shares of 2KSounds preferred stock outstanding.

Common Stock
------------

         In January 2002, Oldco issued 694,660 shares of its common stock valued at $20,268 (based on the estimated fair market value on the date of grant) to an outside party for advertising and promotion services.

         In March 2002, Oldco sold 34,273,120 shares of its common stock to an investor for net proceeds of $2,015,000 (net of issuance costs of $985,000).

         During the quarter ended June 30, 2002, 2KSounds issued 35,681 shares of its common stock in connection with the exercise of a stock option for a subscription receivable of $208.

         In June 2002, 2KSounds issued 1,428,571 shares of its common stock valued at $100,000 (based on the estimated fair market value on the date of grant) for legal services.

         During the quarter ended September 30, 2002, the Company received $709 in cash for outstanding subscriptions receivable.

         During the quarter ended September 30, 2002, the Company issued a total of 813,987 shares of common stock for proceeds of $8,250 for options and warrants exercised.

----------------------------------------

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

         During the quarter ended September 30, 2002, the Company issued a total of 2,741,850 options to certain employees and members of the board of directors. These options are exercisable at $0.025, and will expire in ten (10) years. As the exercise price of these options was equal to the fair market value on the date of grant, the Company did not recognize any compensation expense related to these grants.

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

During the two year period ending April 11, 2004, JAM'N-D has the right to sign up to five recording artists, subject to the approval of the Company. For each recording artist signed by JAM'N-D and approved by the Company (the "JAM'N-D" Artists"), JAM'N-D shall reimburse

----------------------------------------------

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

         The Company may purchase all of the outstanding shares of capital stock of JAM'N-D if the combined record sales of all JAM'N-D Artists exceeds 2.0 million units. If the Company exercises such option, the purchase price would be equal to two and one-half times of the aggregate amount of Allowances actually spent by the Company. Such purchase price may be paid in whole or in part in the form of shares of the Company's common stock. During the nine months ended September 30, 2002, JAM'N-D entered into an exclusive artist recording agreement with a new artist, the first artist anticipated to be released pursuant to the joint venture.



NOTE 5 - LEGAL PROCEEDINGS
--------------------------

         On July 15, 2002, four individuals filed a lawsuit in the Superior Court of the County of Los Angeles, State of California against Oldco and certain of the Company's officers and directors. The complaint alleges breach of fiduciary duty against the named officers and directors and improper determination of the value of dissenting shares against Oldco. The complaint seeks damages in excess of $3.5 million together with punitive damages. The plaintiffs amended their lawsuit in response to a Demurrer filed by the Company, and have filed a First Amended Complaint seeking substantially the same relief which was sought in the Complaint. The Company has responded to the First Amended Complaint through another Demurrer, which attacks the legal sufficiency of the allegations. A favorable ruling in connection with the Demurrer could result in the dismissal of some or all of the causes of action against the Company. While management intends to vigorously defend the Company's position, there can be no assurance that a favorable outcome will be obtained. If the matter were resolved in favor of the plaintiffs, there would be a material adverse effect on the Company.

-------------------------------------

         In July, 2002, the Company commenced a lawsuit in the Los Angeles Superior Court against a former joint venture partner seeking damages for the breach of a release agreement, negligence, breach of fiduciary duty, and fraud.


NOTE 6 - SUBSEQUENT EVENTS
--------------------------

         On November 1, 2002, the Company entered into an agreement with two of its executive officers to provide the Company with a $1 million unsecured line of credit. The line of credit may be utilized by the Company upon demand by giving three days' written notice to the Lenders. The maturity date of the line of credit is October 31, 2004, and borrowed sums bear simple interest at the rate of seven percent (7%) per annum.

         As of November 7, 2002, two of the Company's executive officers agreed to defer the payment of their salaries and one of the Company's executive officers agreed to defer partial payment of his salary until the Company determines it has the ability to resume those salary payments. The Company will continue to accrue the salaries due the officers at their current rates.

   Item 2.  Management's Discussion and Analysis or Plan of Operation

Introduction
------------

         The following discussion of the Company's results of operations and analysis of financial condition for the three and nine months ended September 30, 2002 and September 30, 2001, respectively, should be read in conjunction with the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-QSB, including the accompanying notes thereto. For purposes of the following discussion and analysis of the results of operations and liquidity and capital resources, all references to the term "Company" refer only to the operations of 2KSounds, Inc. since it is deemed to be the surviving entity of the Merger for accounting purposes.

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

Results of Operations
---------------------

Revenues
--------

         Revenues increased $122,360 to $110,792 for the three months ended September 30, 2002 from $(11,568) for the three months ended September 30, 2001. Sales for the three months ended September 30, 2002 were higher than sales for the three months ended September 30, 2001 due to the Company's focus on marketing and promotion of its products. Revenues for the three months ended September 30, 2001 include higher than expected returns of product sold in prior periods. Revenues decreased $3,400,759 to $163,786 for the nine months ended September 30, 2002 from $3,564,545 for the nine months ended September 30, 2001. The nine months ended September 30, 2001 includes recognition of income generated from a joint venture agreement between the Company and a major record company. Product sales for the nine months ended September 30, 2002 were higher than product sales for the nine months ended September 30, 2001 due to the Company's focus on marketing and promotion of its products.

Cost of Sales
-------------

         Cost of sales increased by $14,508 to $24,567 for the three months ended September 30, 2002 from $10,059 for the three months ended September 30,

2001. This increase was due primarily to an increase in sales during the three months ended September 30, 2002. Cost of sales decreased $155,745, or 83%, to $32,701 for the nine months ended September 30, 2002 from $188,446 for the nine months ended September 30, 2001. This decrease was due primarily to less inventory impairment recognized, which was partially offset by an increase in sales, during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company recognized approximately $136,000 of impairment losses for returned inventory.

Salary and Wages
----------------

         Salary and wages increased by $34,164, or 9%, to $396,874 for the three months ended September 30, 2002, from $362,710 for the three months ended September 30, 2001. This increase was due primarily to an increase in headcount for the three months ended September 30, 2002. Salary and wages decreased $41,271, or 3%, to $1,257,106 for the nine months ended September 30, 2002, from $1,298,377 for the nine months ended September 30, 2001. This decrease was due primarily to bonuses paid during the nine months ended September 30, 2001, partially offset by an increase in management salaries. No bonuses were paid during the nine months ended September 30, 2002.

Professional Services
---------------------

         Professional services increased by $159,570 to $187,031 for the three months ended September 30, 2002, from $27,461 for the three months ended September 30, 2001. This increase was mainly due to an increase in final production and promotional campaign expenses for various artists. Professional services decreased $271,654, or 32%, to $589,424 for the nine months ended September 30, 2002, from $861,078 for the nine months ended September 30, 2001. The primary components of this decrease were reductions made in production and promotional campaign expenses for various artists. The majority of the production and promotional expenses for the nine months ended September 30, 2001 were incurred in the first two quarters of 2001.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general, and administrative expenses decreased by $4,907 to $354,608 for the three months ended September 30, 2002, from $359,515 for the three months ended September 30, 2001. This decrease was primarily due to cost savings on web site rental fees provided by the Company's existing web site provider. Selling, general, and administrative expenses increased by $136,758, or 12%, to $1,283,699 for the nine months ended September 30, 2002, from $1,146,941 for the nine months ended September 30, 2001. This increase was primarily due to legal and accounting expenses incurred in relation to public filings during the nine months ended September 30, 2002, partially offset by a decrease in travel and advertising expenses related to a particular artist incurred during the nine months ended September 30, 2001. The Company did not incur similar expenses on this artist during the nine months ended September 30, 2002.

Settlement Income
-----------------

         Settlement income decreased by $500,000 to $0 for the nine months ended September 30, 2002, from $500,000 for the nine months ended September 30, 2001. This decrease was due to the recognition of income generated in 2001 from the one-time settlement of a joint venture agreement between the Company and a major record company.

Interest Income
---------------

         Interest income, net increased by $4,392 to $4,832 for the three months ended September 30, 2002 from interest income of $440 for the three months ended September 30, 2001. This increase was primarily due to higher cash balances maintained in interest bearing accounts during the three months ended September 30, 2002. Interest income, net increased by $35,278 to $17,697 for the nine months ended September 30, 2002 from interest expense of $17,581 for the nine months ended September 30, 2001. This increase was primarily due to interest expense for related party loans incurred during the nine months ended September 30, 2001. The Company had no significant interest expense for the nine months ended September 30, 2002. In addition, the Company maintained higher cash balances in interest bearing accounts during the nine months ended September 30, 2002.

Provision for Income Taxes
--------------------------

         Provision for income taxes decreased by $493,000 to $0 for the nine months ended September 30, 2002 from $493,000 for the nine months ended September 30, 2001. The Company incurred a net loss before provision for taxes during the nine months ended September 30, 2002, as compared to net income for the corresponding period in the prior year. Because of net operating loss carryforwards from the prior years' operations, the Company did not pay federal or state income taxes in 2001.

Net Loss
--------

         The Company's net loss increased by $76,583 to a net loss of $847,456 for the three months ended September 30, 2002, from a net loss of $770,873 for the three months ended September 30, 2001. The Company's net loss in the three months ended September 30, 2002 was largely due to the reasons described above. The Company incurred a net loss of $2,988,801 for the nine months ended September 30, 2002, compared to net income of $59,122 for the nine months ended September 30, 2001. The Company's net loss in the nine months ended September 30, 2002 was largely due to the reasons described above.

Liquidity and Capital Resources
-------------------------------

         The Company's cash and cash equivalents balance was $1,098,831 at September 30, 2002. The Company's primary use of cash and cash equivalents was primarily associated with funding normal operations.

         For the nine months ended September 30, 2002, net cash used in operating activities was $2,417,433. Net cash provided by operating activities was $960,001 for the same period in 2001. This decrease in cash provided by operating activities was primarily due to the cash generated by a joint venture agreement between the Company and a major record company during the nine months ended September 30, 2001.

         For the nine months ended September 30, 2002, net cash used in investing activities was $14,396. Net cash used in investing activities was $74,366 for the same period in 2001. This decrease was primarily due to decreased spending on purchases of fixed assets.

         For the nine months ended September 30, 2002, net cash provided by financing activities was $2,492,709. Net cash used in financing activities was $774,350 for the same period in 2001. This increase was primarily due to the issuance of equity securities. For the nine months ended September 30, 2002, the Company realized (i) $2,023,959, net of offering costs, from the sale of shares of its common stock and exercises of options and warrants; and (ii) $468,750, net of offering costs, from the sale of its preferred stock.

         Historically, the Company has relied on sales of its equity securities to fund its operations. The Company generated an insignificant amount of revenue during the three months ended September 30, 2002, and there is no guarantee that the Company will be able to generate sufficient revenues in the future to fund its operations. If cash flows from operating activities continue to be insufficient to fund the Company's operating and investing activities, the Company will be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner or on terms favorable to the Company, or at all.

         In the absence of significant revenue, the Company intends to fund operations through (i) additional debt or equity financings, or both, and (ii) loans from affiliates. The Company has taken steps to locate capital to fund operations. Subsequent to September 30, 2002, the Company secured a $1 million unsecured line of credit from a related party; signed an agreement with certain of its executive officers to defer the entire amount, or in some cases a portion of, their salaries; instituted a reduction in staff headcount and salaries; and re-evaluated their artist roster in order to focus resources more efficiently. As a result of these measures, the Company has reduced its burn rate and increased its available capital for operations.

         While there can be no assurances about future results, the Company believes it has adequate cash, including a $1 million unsecured line of credit, to fund its operations and operational expenses of approximately $175,000 per month through July 2003. The Company determined that it would have sufficient funds for operations until July 2003 based on the following assumptions: (i) the availability of the $1 million line of credit, and (ii) operational expenses not varying significantly from $175,000 per month. The Company has, however, experienced significant fluctuations in its operational expenses in the past due to the cash requirements of a given artist project. In the event additional revenues are not generated by the end of July 2003, the Company will have to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.


   Item 3.  Controls and Procedures

         The Company's management, including the principal executive officer and principal chief financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In future periods, our business, financial condition and results of operations may be affected by many factors, including but not limited to the following:

Risks related to our business:
-----------------------------


         We anticipate that we will need to raise additional capital or obtain funding in the amount of at least $500,000, excluding our $1 million unsecured line of credit, to finance our operating activities over the next twelve months.

         Our failure to raise at least $500,000 may significantly limit our ability to finance operating activities over the next twelve months. We may not be able to obtain additional financing at commercially reasonable rates, or at all. Our failure to obtain additional funds would significantly limit or eliminate our ability to conduct the foregoing activities or we may have to curtail or eliminate other activities. We anticipate that we will seek additional funding through the public or private sales of our securities and/or through commercial or private financing arrangements, including borrowing from affiliates. Adequate funds may not be available when needed or on terms acceptable to us, or at all. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed operations, development and promotion activities.

         We have incurred substantial losses and deficits and expect to incur losses for the foreseeable future.

         We have incurred net losses of $2,988,801 for the nine months ended September 30, 2002 and have an accumulated deficit of $4,523,472 at September 30, 2002. In the last 12 months, we have financed our operations primarily through the sale of its equity securities, not from cash generated by operating activities. As a result, we expect to incur losses and negative cash flows from operations for the foreseeable future until we are able to generate significant revenues. Even if we are able to generate positive cash flows from operations, there can be no assurance that we will achieve profitability on a quarterly or annual basis.

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

         We have formed a direct distribution relationship with EMD. We depend on EMD to manufacture, fulfill orders from retailers, warehouse finished goods, and provide product delivery and credit and collection services to our company. This direct distribution relationship significantly reduces our distribution costs and generates revenue. Our relationship with EMD is exclusive with respect to us, and therefore precludes us from entering into similar agreements with any other party in the U.S. If EMD fails to perform its obligations under the agreement with EMD, our business, financial condition and operating results could be materially and adversely affected.

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

         If we fail to perform our obligations under the agreement with EMD, it may foreclose on its first priority security interest in and to a significant portion of our assets.

         We have granted a first priority security interest in a significant portion of our assets to EMD as collateral for our payment obligations under our agreement with EMD. If we fail to perform our obligations to EMD, EMD may seize our assets. In such event, we would lose our rights to master recordings of all artists under contract to us at the time. If this were to occur, our business, financial condition and operating results would be materially and adversely affected.

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

         The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

         On July 15, 2002, four individuals filed a lawsuit in the Superior Court of the County of Los Angeles, State of California against 2KSounds, Inc. and certain of our officers and directors. The complaint alleges breach of fiduciary duty against the named officers and directors and improper determination of the value of dissenting shares against 2KSounds. The complaint seeks damages in excess of $3.5 million together with punitive damages. The plaintiffs amended their lawsuit in response to a Demurrer filed by the Company, and have filed a First Amended Complaint seeking substantially the same relief which was sought in the Complaint. The Company has responded to the First Amended Complaint through another Demurrer which attacks the legal sufficiency of the allegations. A favorable ruling in connection with the Demurrer could result in the dismissal of some or all of the causes of action against the Company. While management intends to vigorously defend the Company's position there can be no assurance that a favorable outcome will be obtained. If the matter were resolved in favor of the plaintiffs, there would be a material adverse effect on 2KSounds.


         In July, 2002, the Company commenced a lawsuit in the Los Angeles Superior Court against a former joint venture partner seeking damages for the breach of a release agreement, negligence, breach of fiduciary duty, and fraud.

Item 2.  Changes in Securities.

              During the quarter ended September 30, 2002, the Company issued 813,987 shares of its common stock in connection with the exercise of previously issued stock options and warrants for total cash proceeds of $8,250. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in this issuance and no commissions were paid to any person.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

         10.1 Credit Agreement between the Registrant and John Guidon and Bruce Gladstone, effective as of November 1, 2002

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

                                                2KSOUNDS CORPORATION


Dated:  November 14, 2002                       By:/s/ John Guidon
                                                   ---------------------------
                                                   John Guidon
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, John Guidon, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  2KSounds
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows or the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  evaluated the  effectiveness of the registrant's  disclosure   controls
         and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly  report   our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud,  whether or not  material,  that  involves   management   or
         other employees  who   have  a  significant  role  in the  registrant's
         internals controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                2KSOUNDS CORPORATION


Dated:  November 14, 2002                       By:/s/ John Guidon
                                                   ---------------------------
                                                   John Guidon
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO


SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of 2KSounds Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Guidon, Chief Executive Officer and Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                                        /s/ John Guidon
                                                   ------------------------
                                                          John Guidon
                                                  Chief Executive Officer and
                                                    Chief Financial Officer
                                                       November 14, 2002